Form 10KSB
period 2006-09-30
KURRANT FOOD ENTERPRISES, INC.
filed 2006-12-20
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended:  September 30, 2006

Commission File No. 0-1346352

KURRANT FOOD ENTERPRISES, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-3902781
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3029 S. Cherry Way
Denver, Colorado	80222
(Address of principal executive offices)	(Zip code)

(303) 300-5255
(Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) :
Yes [ ] No [X]

Registrant's revenues for its most recent fiscal year were $329,922. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty days cannot be determined since the Registrant’s securities currently have no public market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 30, 2006, was 12,667,533.

FORM 10-KSB

Kurrant Food Enterprises, Inc.

References in this document to "us," "we," or "Company" refer to Kurrant Food Enterprises, Inc.  Kurrant Food Enterprises and its wholly owned subsidiary, Kurrant Cuisine Enterprises, Inc.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a)   RISK FACTORS

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Denver, Colorado. For the period ended September 30, 2006, we had a loss of $101,635 on sales of $329,922. For the period from inception through September 30, 2005, we had a loss of $30,597 on sales of $45,269. We have limited operating history upon which an evaluation of our future success or failure can be made.

OUR SALES DEPEND UPON THE NUMBER OF CUSTOMERS WE CAN GENERAGE. WE CANNOT GUARANTEE WE WILL EVER DEVELOP A SUBSTANTIAL NUMBER OF CUSTOMERS. EVEN IF WE DEVELOP A SUBSTANTIAL NUMBER OF CUSTOMERS, THERE IS NO ASSURANCE THAT WE WILL BECOME A PROFITABLE COMPANY.

To date, we have had approximately two hundred events using our catering services. While we are constantly marketing for additional customers, we cannot guarantee we ever achieve any additional customers. Even if we obtain additional customers for our services, there is no guarantee that we will make a profit. We believe that we need approximately nineteen events per month which average $1,800 per catering to break even in our operations. Our anticipated future operating costs per month is approximately $30,000 for the next twelve months. We were not profitable for the period from inception through September 30, 2006, which was our first and second periods of operation. If we do not consistently make a profit, we may have to suspend or cease operations.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR OPERATIONS. A COMPANY IN OUR INDUSTRY WITH LIMITED OPERATIONS HAS A SMALL OPPORTUNITY TO BE SUCCESSFUL.

Because we are small and do not have much capital, we must limit our operations. We must limit our operations to the Denver, Colorado metropolitan area as the only geographical area in which we operate. Because we may have to limit our operations, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

WE ARE CURRENTLY CONTROLLED BY CHRISTOPHER BELL AND TRAVIS THOMPSON, OUR LARGEST SHAREHOLDERS AND WILL CONTINUE TO BE CONTROLLED BY MESSRS. BELL AND THOMPSON IN THE FUTURE.

Of the shares which are issued and outstanding, Mr. Bell and Mr. Thompson each own a total of 5,100,000 shares, or approximately 83% together. Messrs. Bell and Thompson will continue to control us for the foreseeable future. In addition, Mr. Bell has an option to acquire 5,000,000 shares from Mr. Thompson. The control by Messrs Bell and Thompson mean that they may make decisions for us with which you may disagree or that you may feel is not in our best interests.

WE DO NOT HAVE ANY ADDITIONAL SOURCE OF FUNDING OTHER THAN OUR OPERATIONS AND MAY BE UNABLE TO FIND ANY SUCH ADDITIONAL FUNDING IF AND WHEN NEEDED. WE WILL NEED ADDITIONAL FUNDING TO OPERATE OUR BUSINESS.

Other than the funds raised in our recent public offering, we have no other source of capital identified or sought. As a result we do not have alternate source of funds if such funds should be necessary. If we do find an alternative source of capital, the terms and conditions of acquiring this capital may result in dilution and the resultant lessening of value of the shares of present stockholders.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE SUBSTANTIAL SALES. THIS IS IMPORTANT BECAUSE THE ABILITY TO PRODUCE SUBSTANTIAL SALES IS AN IMPORTANT FACTOR IN OUR PROFITABILITY.

Currently, we are conducting business activities from our catering operation in Denver, Colorado. There can be no assurance that we will generate substantial sales which will be sufficient to maintain our business. As a result, you may lose all of your investment. Failure to generate sufficient sale would have a material adverse effect on our business, financial condition and operating results and have a material adverse effect on the value of your shares of our common stock.

OUR BUSINESS OPERATIONS WILL BE HIGHLY DEPENDENT UPON OUR ABILITY TO ATTRACT AND MAINTAIN KEY EMPLOYEES WITH EXPERIENCE IN THE CATERING BUSINESS. WE MUST BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL TO FULLY STAFF OUR OPERATIONS. WE ARE COMPLETELY DEPENDENT UPON MESSRS. BELL AND THOMPSON FOR OUR OPERATIONS.

The ultimate success of our business operations will be highly dependent upon our ability to attract and maintain key employees with experience in the catering business. The process of hiring employees with the combination of skills and attributes required to carry out our business plan is extremely competitive and time-consuming. However, to date, we have hired only five employees. Messrs. Bell and Thompson currently perform all of our operations. We cannot guarantee that we will be able to identify and/or hire qualified personnel as and when they are needed for our operations. The loss of the services of Messrs. Bell or Thompson or the inability to attract qualified personnel, could materially adversely affect our business, financial condition and results of operations. No one in our company has a written employment agreement.

THE CATERING INDUSTRY IS HIGHLY COMPETITIVE. IF WE ARE NOT WELL RECEIVED OR SUCCESSFUL, WE MAY NEVER ACHIEVE PROFITABILITY.

The catering industry is highly competitive with respect to price and service. There are numerous competitors, many well-established, including national, regional and local organizations possessing substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that we will be able to respond to various competitive factors affecting the catering industry. The catering industry is also generally affected by changes in client preferences, national, regional and local economic conditions and demographic trends. The performance of catering may also be affected by factors such as demographic considerations, and the type, number and location of competing operations. In addition, factors such as inflation, increased labor and employee benefit costs and a lack of availability of employees may also adversely affect our industry in general and our operations in particular. We cannot guarantee that we will be able to successfully compete.

BUYING LOW-PRICED PENNY STOCKS IS VERY RISKY AND SPECULATIVE.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you own or may purchase in the public markets.

OUR COMMON STOCK CURRENTLY HAS NO TRADING MARKET AND THERE IS NO GUARANTEE A TRADING MARKET WILL EVER DEVELOP.

There is presently no public market for our common stock. While we do intend to apply for quotation in the Over-the-Counter Bulletin Board, we cannot guarantee that our application will be approved and our stock listed and quoted for sale. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS HAS HAD EXTREME PRICE AND VOLUME FLUCTUATIONS.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

MOST OF OUR COMMON STOCK IS RESTRICTED BUT COULD BECOME ELIGIBLE FOR RESALE UNDER RULE 144; THIS COULD CAUSE THE MARKET PRICE OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

Of our total current outstanding shares, 11,868,333 or approximately 94% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144. This could cause the market price of our common stock to drop significantly, even if our business is doing well. As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

WE DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

General Information

Kurrant Food Enterprises, Inc. was incorporated in the State of Colorado on May 3, 2005. We develop, own, and operate a catering business in Colorado through our subsidiary corporation, Kurrant Cuisine Enterprises, Inc. We plan to expand our operations to other lines of business in the food industry, such as production of food products. However, we have no definitive plans to be involved in any other activities at the present time other than our catering business.

Through our catering business, we organize and cater a number of different events, from cocktail parties, to buffets of various kinds, to multi-course plated dinners.

Our headquarters are located at 3029 S. Cherry Way, Denver, Colorado 80222. Our phone number at our headquarters is (303) 300-5255. Our fiscal year end is September 30.

Overview of our Operations

We plan to develop our operations to appeal to two different customer segments. The first segment is social catering, which is composed of individuals who contract for private events, such as cocktail parties and buffet dinners. The other segment is business catering, which is composed of companies which use catering services primarily for breakfasts, lunches and meetings.

We use the term social catering to describe catering for individuals hosting a special event such as a cocktail party, holiday dinner, or private buffet. These events are generally held in private homes. Such customers generally seek caterers who offer high-end food products as well as service for hors d'oeuvers and related activities. Customers generally contract for evening or weekend events involving dinner or cocktail parties.

We use the term business catering to describe customers seeking food service for meetings and breakfast and lunch delivery, primarily in a business setting. These customers generally seek convenience and reliability. However, they are generally also attracted to gourmet quality food products which cannot be found in conventional take-out restaurants.

Our sales are generated for individual events. The more events we hold, the more sales we generate. Our typical sale per event for a social catering is $1,800. Our typical sale per event for a business catering is $400. Our plan is to attempt to generate as many events as possible with our current resources. We have seven full-time employees, including our two officers and directors. We do not plan to hire additional employees at this time, but we typically hire part-time help as needed on an individual event basis.

We believe that the catering industry is thriving industry and has been steadily growing for the past thirty years. The catering industry is a subset of the restaurant industry and has been termed the accommodation and food services sector. The catering industry comprises establishments primarily engaged in providing single event-based food services. The catering industry is experiencing strong growth according to the trade journal Specialty Food News, which states that off-premise catering is the second biggest growth sector, second only to home meal replacement.
According to the National Catering industry, the number of catering companies is currently approximately 46,000 to caterers nationally.

We plan to target social catering customers in select, upscale metropolitan Denver areas such as Cherry Hills Village, Cherry Creek, Castle Rock, Greenwood Village, and Washington Park. These areas have been chosen based on their proximity to us and the area's relative affluence Upper income households are most likely to host catering events. Furthermore, these areas typically contain homes which are spacious and suitable for entertaining.

We also believe that we must provide a high level of service for our customers. We believe that it is our responsibility to make certain that our products and services are satisfying for our catering customers.

Operations, Management and Employees

We believe that initially operating from one location will be central to our overall success. Our plan is to concentrate our operations in the Denver Metropolitan area. With the proceeds of the minimum offering, we plan to operate our catering business. With the maximum proceeds, we can expand the number of events. We have no plans to operate in additional locations.

We have seven full-time employees, including our two officers and directors. As we expand, we intend to hire additional employees. We also use part-time independent help for specific events. However, we have no present plans to do so. We typically hire part-time help as needed from time-to-time for specific events.

While our Messrs. Bell and Thompson have had extensive catering experience, we must eventually recruit additional personnel. We will strive to maintain quality and consistency through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, customer service, and maintenance of our facilities. We believe that we will be able to attract high quality, experienced personnel by paying competitive wages and salaries.

Marketing and Promotion

We plan to market through direct contact with prospective customers. We have no sales representative who solicits potential clients. However, Messrs. Bell and Thompson plan to use their contacts to generate the initial customers and will attempt to develop repeat business from catering events.

Patents and Trademarks

We do not currently have any patent or trademark protection. If we determine it is feasible to file for such trademark protection, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance.

Competition

The catering industry, in general, is intensely competitive. It is a fragmented industry, with no one company, or groups of companies in control. The relationships are typically local and based upon providing quality service and products. Generally, we compete with a number of local caterers, all of whom are larger and better-financed than we are. We must rely upon our contacts, referrals from customers, and repeat business to be successful.

In general, we expect our primary competition to be from established, local caterers. We believe that our products and services are more attractive to our customers than our competitors because we can provide immediate response, with no long lead time. We also believe that we offer our customers flexibility and cost savings because our overhead is lower than many of our competitors. However, we cannot guarantee that we will be able to successfully compete.

Government and Industry Regulation

We are subject to regulation as to our food service by health authorities. We do not believe this regulation is material. Otherwise, we are not subject to any material government or industry regulation.

Employees and Employment Agreements

We have seven full-time employees, including our two officers and directors. In addition, they serve as our officers and directors. We reimburse them for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve additional payment of salaries for our management, but currently, no such plans have been approved. We do not currently pay for vacation, holidays or provide major medical coverage. None of our officers or directors is a party to any employment agreement. However, we may adopt such plans in the future. We also use part-time help for specific events.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office 3029 S. Cherry Way, Denver, Colorado 80222. Our phone number at our headquarters is (303) 300-5255. We have a website at www.kurrantcatering.com.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own a van and a delivery truck, as well as office equipment. We have entered into a lease agreement with an unaffiliated third party for kitchen space, which is located at 3003 Arapahoe Street, Denver, Colorado 80205. This is a month-to-month lease. We pay a cost of $3,000 per month, plus possible additional costs, based upon the usage. We lease space for our office from our President, Mr. Bell. We recorded rent expense of $3,749 for the year ended September 30, 2006 from the office lease. We also recorded rent expense of $250 per month in fiscal year 2005 for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $1,250 in 2005.

ITEM 3. LEGAL PROCEEDINGS.

No legal proceedings to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKET

There is currently no public trading market for our securities. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of November 30, 2006, a total of 12,667,533 of shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was one hundred.

(c) DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

-	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

We have a limited operating history. We began our operations in May, 2005. For the fiscal year ended September 30, 2006, we had sales of $329,922, compared to sales of $45,269 from inception (May 3, 2005) to September 30, 2005.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal year ended September 30, 2006 was $192,505, or approximately 58% of sales. Our costs of goods for the period from inception through September 30, 2005 was $34,206, or approximately 76% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal year ended September 30, 2006 was $137,417, or approximately 42% of sales. Our gross profit for the period from inception through September 30, 2005 was $11,063, or approximately 24% of sales. We believe that increasing sales will lower our cost of goods as a percentage of sales and increase our gross profit.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal year ended September 30, 2006 was $239,052. Operating Expenses for the period from inception through September 30, 2005 was $41,660. Our general and administrative expenses were the single largest item on our Statement of Operations. The major component of these general and administrative expenses were salaries and professional fees. We completed a public offering in 2006 in incurred significant legal and accounting fees. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year and be primarily composed of salaries.

We had a net loss of $101,635 for the fiscal year ended September 30, 2006, compared to a net loss of $30,597 for the period from inception through September 30, 2005. We have had two years of losses and our losses may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal year, we could be profitable by the end of fiscal year 2007.

Liquidity and Capital Resources

As of September 30, 2006, we had cash or cash equivalents of $122,729, compared to cash or cash equivalents of $30,885 at September 30, 2005.

Net cash used in operating activities was $101,635 for the fiscal year ended September 30, 2006, compared to $30,597 from inception through September 30, 2005. We anticipate that overhead costs in current operations will remain fairly constant as sales improve. These activities also included the cost of our recent public offering.

Cash flows used in investing activities were $4,935 for the fiscal year ended September 30, 2006, compared to $19,525 from inception through September 30, 2005. These activities represent the purchase of equipment for our operations.

Cash flows from financing activities were $178,232 for the fiscal year ended September 30, 2006, compared to $91,775 from inception through September 30, 2005. These cash flows were principally related to sales of stock in our recent public offering.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our recent public offering will provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. Additional resources will be needed to expand into additional locations.

Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until the current operations become cash flow positive, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance.

Our principle source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

Plan of Operation

We are currently in operation and have been since our inception. We will attempt to operate for the coming fiscal year at a profit or at break even.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. We believe that we can achieve profitability as we are presently organized with sufficient catering business.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

Currently, we have sufficient capital to implement our proposed business operations or to sustain them for the next twelve months. If we can become profitable, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to operation profitable. We estimate that we must generate at least $35,000 in sales per month to be profitable. We generated approximately $27,500 in sales per month for the fiscal year ended September 30, 2006.

We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient sales.

We do not anticipate the need to raise additional capital resources in the next twelve months unless we are more successful than we have anticipated, and we determine to expand further go into other cities in this period. In such a case, we expect the source of such funding to be generated internally or and through another offering.

No commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

We also are planning to rely on the possibility of referrals from customers and will strive to satisfy our customers. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to customers. We believe that satisfied customers will bring more and repeat customers.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We have found that our sales are impacted by seasonal demands for our services, with greater sales coming at the end of the calendar year and around major holidays.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

==========================================

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005
& September 30, 2006

==========================================

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	F-2
Consolidated statements of operation	F-3
Consolidated statements of stockholders' equity	F-4
Consolidated statements of cash flows	F-5
Notes to consolidated financial statements	F-7

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kurrant Food Enterprises, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheet of Kurrant Food Enterprises, Inc. as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from May 3, 2005 (inception) through September 30, 2005, and for the year ended September 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kurrant Food Enterprises, Inc. as of September 30, 2006, and the consolidated results of its operations and its cash flows for the period from May 3, 2005 (inception) through September 30, 2005, and for the year ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado                              /s/ Ronald R. Chadwick, P.C.
December 4, 2006                            RONALD R. CHADWICK, P.C.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET

Sept. 30, 2006
ASSETS

Current assets
Cash	$122,729
Accrued receivables	30,353
Total current assets	153,082

Inventory	5,576
Fixed assets	30,685
Accumulated depreciation	(7,189)
Other assets	2,100
31,172

Total Assets	$184,254

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$38,814
Stock subscription payables	200
Notes payable - current	4,340
Total current liabilities	43,354

Notes payable	10,694
10,694

Total Liabilities	54,048

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667
Additional paid in capital	249,771
Accumulated deficit	(132,232)

Total Stockholders' Equity	130,206

Total Liabilities and Stockholders' Equity	$184,254

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Period From
	May 3, 2005
	(Inception)
	Through	Year Ended
	Sept. 30, 2005	Sept. 30, 2006

Sales	$45,269	$329,922
Cost of goods sold	34,206	192,505

Gross profit	11,063	137,417

Operating expenses:
Depreciation	1,802	5,171
General and administrative	39,858	233,881
	41,660	239,052

Gain (loss) from operations	(30,597)	(101,635)

Other income (expense):	-	-

Income (loss) before
provision for income taxes	(30,597)	(101,635)

Provision for income tax	-	-

Net income (loss)	$(30,597)	$(101,635)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	10,892,778	12,534,333

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Par $.001	Paid In	Accumulated	holders'
	Shares	Amount	Capital	Deficit	Equity

Balances at May 3, 2005 (Inception)		$-	$-	$-	$-

Compensatory stock issuances	10,405,000	10,405			10,405

Sales of commmon stock	1,463,333	1,463	86,337		87,800

Contributed capital			11,235		11,235

Gain (loss) for the period				(30,597)	(30,597)

Balances at September 30, 2005	11,868,333	$11,868	$97,572	$(30,597)	$78,843

Sales of commmon stock	799,200	799	152,199		152,998

Gain (loss) for the period				(101,635)	(101,635)

Balances at September 30, 2006	12,667,533	12,667	249,771	(132,232)	130,206

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period From
	May 3, 2005
	(Inception)
	Through	Year Ended
	Sept. 30, 2005	Sept. 30, 2006

Cash Flows From Operating Activities:
Net income (loss)	$(30,597)	$(101,635)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	1,802	5,172
Accrued receivables	(17,230)	(13,123)
Other assets	(1,744)	(356)
Deferred offering costs	(10,000)
Accrued payables	2,050	36,764
Related party payables	2,699	(2,699)
Inventory		(5,576)
Donated office space	1,250
Compensatory stock issuances	10,405
Net cash provided by (used for)
operating activities	(41,365)	(81,453)

Cash Flows From Investing Activities:
Fixed assets	(19,525)	(4,935)
Net cash provided by (used for)
investing activities	(19,525)	(4,935)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Period From
	May 3, 2005
	(Inception)
	Through	Year Ended
	Sept. 30, 2005	Sept. 30, 2006

Cash Flows From Financing Activities:
Sales of common stock	87,800	162,998
Paid in capital	3,975
Stock subscription payable		200
Notes payable - borrowings		18,000
Notes payable - payments		(2,966)
Net cash provided by (used for)
financing activities	91,775	178,232

Net Increase (Decrease) In Cash	30,885	91,844

Cash At The Beginning Of The Period		30,885

Cash At The End Of The Period	$30,885	$122,729

Schedule Of Non-Cash Investing And Financing Activities

Company principals contibuted $6,010 of fixed assets to the Company at inception.

Supplemental Disclosure

Cash paid for interest	$-	$1,144
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Kurrant Food Enterprises, Inc. (the “Company”), was incorporated in the State of Colorado on May 3, 2005. The Company was formed to act as a holding corporation for its wholly owned subsidiary Kurrant Cuisine Enterprises, Inc., a Colorado corporation actively engaged in the food catering business. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. Kurrant Cuisine Enterprises, Inc. was incorporated in the State of Colorado on May 5, 2005.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Kurrant Food Enterprises, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2006 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life, which is five years for vehicles, computers and other items.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (An Amendment of ARB No. 43, Chapter 4)”. SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)”. SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. The

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets (An Amendment of APB No. 29)”. SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company has adopted the provisions of SFAS No. 154, which are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. The Company has adopted the provisions of SFAS No. 155, which are effective in general for financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

Sept. 30,
2006

Cost

Vehicles	$22,573
Furniture & fixtures	1,484
Computers	6,211
Other	417
30,685
Less accumulated depreciation	(7,189)
Total	$23,496

NOTE 3. LEASE COMMITMENT

The Company rents kitchen space under a month to month lease, with rent expense depending on time used. The Company incurred rent expense under this lease for the five months ended September 30, 2005 and for the year ended September 30, 2006 of $4,141 and $27,290. The Company leases office space under a one year lease which expires in March 2007. The lease calls for monthly payments of $505 per month plus costs, and is renewable at the landlord's discretion. Future payments due in 2007 for the office lease are approximately $3,800. The Company recorded rent expense of $3,749 for the year ended September 30, 2006 from the office lease. The Company also recorded rent expense of $250 per month in fiscal year 2005 for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $1,250 in 2005.

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

At September 30, 2006 the Company had a $13,564 note payable outstanding to a bank, collateralized by Company equipment, bearing interest at 8% per annum, due in November 2010, with principal and interest payments of $321 per month. The Company also had $1,470 due to a bank under a variable interest, revolving line of credit agreement. Future amounts due under the note payable and line of credit are for fiscal years ending on September 30: 2007 $4,340, 2008 $3,109, 2009 $3,367, 2010 $3,646, and 2011 $572. Interest expense from notes payable was $1,144 in 2006. The fair value of the notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 2006 the fair value of the notes payable approximates the amount recorded in the financial statements.

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company accounts for income taxes pursuant to SFAS 109. The components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	2005	2006

Deferred tax liability	$-	$-
Deferred tax asset arising from:
Net operating loss carryforwards	5,858	25,844
	5,858	25,844
Valuation allowance	(5,858)	(25,844)

Net Deferred Taxes	$-	$-
.
Income taxes at Federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	September 30,	September 30,
	2005	2006

Tax at federal statutory rate (15%)	$(4,589)	$(15,245)
State income tax (5%)	(1,530)	(5,082)
Book to tax differences	261	341
Change in valuation allowance	5,858	19,986

	$-	$-

NOTE 6. CAPITAL CONTRIBUTIONS

Company principals contributed $3,975 in cash and $6,010 in non-cash assets to the Company at inception, plus $1,250 in donated office space since inception, totaling $11,235. The $6,010 in non-cash assets consisted of fixed assets, and were recorded by the Company at the historical cost basis of the contributors.

NOTE 7. STOCK OFFERING

During the year ended September 30, 2006 the Company sold 799,200 shares of common stock at $.25 per share for gross proceeds of $199,800 under an SB-2 offering, with sales of an additional 800 shares for $200 pending issuance. Net proceeds from the offering were $152,998 after deducting offering costs of $46,802.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of November 30, 2006 are as follows:

NAME	AGE	POSITION HELD
Christopher Bell		President, Chief Executive
3029 S. Cherry Way	30	Officer, Treasurer, and
Denver, Colorado 80222		Chief Financial Officer

Travis Thompson
3029 S. Cherry Way	29	Secretary
Denver, Colorado 80222

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Christopher Bell has been the President, Chief Executive Officer, Treasurer, Chief Financial Officer and a Director of our company since inception in May, 2005. In college, he worked for two years at Strater Hotel in Durango, Colorado, from 1997 to 1999. From 1999 to 2001, he was a Sous Chef at E.O.'s Chop House in Durango, CO. (a 4 star rated restaurant). From 2002 to 2005, he worked for Footers Catering, a catering company in Denver, Colorado as the Executive Chef until co-founding our company. Mr. Bell received a B.A. in Business Administration and Tourism and Resort Management at Fort Lewis College in Durango, CO. He will devote a minimum of forty hours per week to our operations.

Travis Thompson was been the Secretary and Director of our company from inception in May, 2005. He began his culinary career working at the Timberline Lodge at the top of Mount Hood outside of Portland, Oregon as a garde manger cook from 1997 to 1998. He worked in various positions in the culinary industry at several resort towns including Lake Tahoe, California and Crested Butte, Colorado from 1998 to 2001. Mr. Thompson moved to San Diego, California where he helped open and manage a beach side bistro from 2002 to 2003. From 2003 to 2005, he was a banquet chef at the Lodge at Torrey Pines in La Jolla, California until co-founding our company. Mr. Thompson received an A.A. degree in culinary arts at the Colorado Institute of Art in Denver, Colorado.

Item 10. EXECUTIVE COMPENSATION

Both of our officers and directors are compensated for the work they perform on our behalf. Each receive a fixed salary of $2,500 per month as total compensation.

In addition, our officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our management, but currently, no such plans have been approved. For our full-time office employees, we pay for vacation and holidays but do not provide major medical coverage. In addition, none of our officers, directors or employees is a party to any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of November 30, 2006, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 12,667,533 common shares were issued and outstanding as of November 30, 2006.

Name and Address	No. of
Beneficial	Shares	Percentage
Owner(1)	Owned	of Ownership

Christopher Bell(2)		40.5%
3029 S. Cherry Way	5,100,000
Denver, Colorado 80222

Travis Thompson(2)		40.5%
3029 S. Cherry Way	5,100,000
Denver, Colorado 80222

Sanders Huttner Partnership(3)		7%
651 Bering Drive	900,000
Suite 202
Houston, Texas 77057

_____________
All Officers and		81%
Directors as a Group	10,200,000
(two persons)

_____________

(1) All shares of owned of record.

(2) Mr. Bell has an option to purchase 5,000,000 shares of Mr. Thompson's common stock for a period beginning May 4, 2005 and ending May 4, 2008. This option may be exercised only in the event that all or a substantial portion of our stock or assets are purchased and/or otherwise transferred pursuant to a reorganization, merger or acquisition or similar transaction, and/or in the event of the purchase of fifty percent or more of the combined voting power of our then outstanding voting securities.

(3) The partnership is controlled by Mr. Frederick A. Huttner and 50% owned by Mr. Huttner. Mr. Huttner has a consulting services contract to provide general business strategic consulting and management advisory services to us, for which he is paid $750 per month. The contract is for eighteen months from October 1, 2005. Mr. Huttner is the step-father of Mr. Bell. Mr. Bell disclaims beneficial ownership of the Partnership's shares.
_____________

Future Sales by Existing Stockholders

A total of 11,868,333 shares have been issued to the existing stockholders, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale. Any sale of shares held by the existing stockholders (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We lease space for our office from our President, Mr. Bell. We recorded rent expense of $3,749 for the year ended September 30, 2006 from the office lease. We also recorded rent expense of $250 per month in fiscal year 2005 for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $1,250 in 2005.

Mr. Bell has an option to purchase 5,000,000 shares of Mr. Thompson's common stock for a period beginning May 4, 2005 and ending May 4, 2008. This option may be exercised only in the event that all or a substantial portion of our stock or assets are purchased and/or otherwise transferred pursuant to a reorganization, merger or acquisition or similar transaction, and/or in the event of the purchase of fifty percent or more of the combined voting power of our then outstanding voting securities.

Mr. Frederick A. Huttner, who owns controls Sanders Huttner Partnership and owns 50% of the partnership, has a consulting services contract to provide general business strategic consulting and management advisory services to us, for which he is paid $750 per month. The contract is for eighteen months from October 1, 2005. Mr. Huttner is the step-father of Mr. Bell.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)         (1) FINANCIAL STATEMENTS

(2)  SCHEDULES

(3)  EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
21 *	List of Subsidiaries.

31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
____________

* Previously filed
____________

(b)   Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $4,780 for the year ended September 30, 2006 and an aggregate of $-0- for the year ended September 30, 2005 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KURRANT FOOD ENTERPRISES, INC.
Date: December 20, 2006	By:	/s/ Christopher Bell
Christopher Bell, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: December 20, 2006	By:	/s/ Christopher Bell
Christopher Bell
Director, Treasurer and Chief Financial Officer

Date: December 20, 2006	By:	/s/ Travis Thompson
Travis Thompson
Director