Form 10QSB
period 2006-12-31
KURRANT FOOD ENTERPRISES, INC.
filed 2007-02-27
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2006

Commission File No. 0-1346352

KURRANT FOOD ENTERPRISES, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-3902781
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3029 S. Cherry Way
Denver, Colorado 80222
(Address of principal executive offices) (zip code)

(303) 300-5255
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of January 31, 2007, registrant had outstanding 12,667,533 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty days cannot be determined since the Registrant’s securities currently have no public market.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
KURRANT FOOD ENTERPRISES, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2006

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	1
Consolidated statements of operation	2
Consolidated statements of cash flows	3
Notes to consolidated financial statements	5

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
Dec. 31, 2006
ASSETS

Current assets
Cash	$47,306
Accrued receivables	51,284
Total current assets	98,590

Inventory	9,820
Prepaid expenses	20,811
Fixed assets	56,490
Accumulated depreciation	(9,772)
Other assets	3,939
81,288

Total Assets	$179,878

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$53,820
Stock subscription payables	200
Notes payable - current	4,897
Total current liabilities	58,917

Notes payable	26,587
26,587

Total Liabilities	85,504

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667
Additional paid in capital	249,771
Accumulated deficit	(168,064)

Total Stockholders' Equity	94,374

Total Liabilities and Stockholders' Equity	$179,878

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2005	Dec. 31, 2006

Sales	$73,219	$142,105
Cost of goods sold	39,128	85,982

Gross profit	34,091	56,123

Operating expenses:
Depreciation	1,371	2,583
General and administrative	38,200	90,664
	39,571	93,247

Gain (loss) from operations	(5,480)	(37,124)

Other income (expense):
Interest expense	(110)	1,292

Income (loss) before
provision for income taxes	(5,590)	(35,832)

Provision for income tax	-	-

Net income (loss)	$(5,590)	$(35,832)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	11,868,333	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2005	Dec. 31, 2006

Cash Flows From Operating Activities:
Net income (loss)	$(5,590)	$(35,832)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	1,371	2,583
Accrued receivables	3,012	(20,931)
Prepaid expenses	(1,630)	(20,811)
Inventory	(2,066)	(4,244)
Other assets	(7,862)	(1,839)
Deferred offering costs
Accrued payables	(2,900)	15,006
Related party payables	(2,699)

Compensatory stock issuances
Net cash provided by (used for)
operating activities	(18,364)	(66,068)

Cash Flows From Investing Activities:
Fixed assets	(2,162)	(25,805)
Net cash provided by (used for)
investing activities	(2,162)	(25,805)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2005	Dec. 31, 2006

Cash Flows From Financing Activities:
Sales of common stock
Paid in capital
Stock subscription payable
Notes payable - borrowings	$$18,000	#18,576
Notes payable - payments	(2,858)	(2,126)
Net cash provided by (used for)
financing activities	15,142	16,450

Net Increase (Decrease) In Cash	(5,384)	(75,423)

Cash At The Beginning Of The Period	30,885	122,729

Cash At The End Of The Period	$25,501	$47,306

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$110	$1,144
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB and any Current Reports on Form 8-K.

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Denver, Colorado. For the three months ended December 31, 2006, we had a loss of $35,832 on sales of $142,105. For the three months ended December 31, 2005, we had a loss of $5,590 on sales of $73,219. We have limited operating history upon which an evaluation of our future success or failure can be made.

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

Of the shares which are issued and outstanding, Mr. Bell and Mr. Thompson each owns a total of 5,100,000 shares, or approximately 83% together. Messrs. Bell and Thompson will continue to control us for the foreseeable future. In addition, Mr. Bell has an option to acquire 5,000,000 shares from Mr. Thompson. The control by Messrs Bell and Thompson mean that they may make decisions for us with which you may disagree or that you may feel is not in our best interests.

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

Overview and History

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending December 31, 2006 and December 31, 2005. For the fiscal quarter ended December 31, 2006 we had sales of $142,105, compared to sales of $73,219 for the fiscal quarter ended December 31, 2005.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended December 31, 2006 was $85,982, or approximately 61% of sales. Our costs of goods for the fiscal quarter ended December 31, 2005 was $39,128, or approximately 53% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended December 31, 2006 was $56,123, or approximately 39% of sales. Our gross profit for the fiscal quarter ended December 31, 2005 was $34,091, or approximately 47% of sales. We believe that increasing sales will eventually lower our cost of goods as a percentage of sales and increase our gross profit.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal quarter ended December 31, 2006 was $93,247. Operating Expenses for the fiscal quarter ended December 31, 2005 was $38,200. Our general and administrative expenses were the single largest item on our Statement of Operations. The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce prepaid expenses. Our plan is to also reduce our accrued receivables.

We had a net loss of $37,124 for the fiscal quarter ended December 31, 2006, compared to a net loss of $5,480 for the fiscal quarter ended December 31, 2005. We have had continuing losses which may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal year, we could be profitable by the end of fiscal year 2007.

Liquidity and Capital Resources

As of December 31, 2006, we had cash or cash equivalents of $47,306, compared to cash or cash equivalents of $25,501 at December 31, 2005.

Net cash used in operating activities was $66,068 for the fiscal quarter ended December 31, 2006 compared to $18,364 for the fiscal quarter ended December 31, 2005. We anticipate that overhead costs in current operations will remain fairly constant as sales improve. These activities did not include the cost of our recent public offering.

Cash flows used in investing activities were $25,805 for the fiscal quarter ended December 31, 2006, compared to $2,162 for the fiscal quarter ended December 31, 2005. These activities represent the purchase of equipment for our operations.

Cash flows from financing activities were $16,450 for the fiscal quarter ended December 31, 2006, compared to $15,142 for the fiscal quarter ended December 31, 2006. These cash flows were principally related to loans to us for our operational activities.

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

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to operation profitable. We estimate that we must generate at least $50,000 in sales per month to be profitable. We generated approximately $27,500 in sales per month for the fiscal year ended September 30, 2006. For the first fiscal quarter, we generated approximately $47,683 per month in sales.

We believe that we can be profitable or at break even by the end of our current fiscal year, assuming sufficient sales.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1*    Articles of Incorporation
3.2*    Bylaws
21 *    List of Subsidiaries.
31.1    Certification of CEO/CFO pursuant to Sec. 302
32.1    Certification of CEO/CFO pursuant to Sec. 906

* Previously filed

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date: FEBRUARY 27, 2007	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer