Form 10QSB
period 2007-03-31
KURRANT FOOD ENTERPRISES, INC.
filed 2007-05-11
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

Commission File No. 000-52210

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

As of May 1, 2007, registrant had outstanding 12,667,533 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty days cannot be determined since the Registrant’s securities currently have no public market.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
KURRANT FOOD ENTERPRISES, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2007

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

Mar. 31, 2007
ASSETS
Current assets
Cash	$24,785
Accrued receivables	19,056
Total current assets	43,841

Inventory	7,696
Prepaid expenses	16,351
Fixed assets	56,490
Accumulated depreciation	(12,676)
Other assets	17,194
85,055

Total Assets	$128,896

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$49,751
Related party payables	20,000
Notes payable - current	9,614
Total current liabilities	79,365

Notes payable	20,762
20,762

Total Liabilities	100,127

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667
Additional paid in capital	249,771
Accumulated deficit	(233,669)

Total Stockholders' Equity	28,769

Total Liabilities and Stockholders' Equity	$128,896

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2007	Mar. 31, 2006	Mar. 31, 2007

Sales	$38,002	$77,059	$111,221	$219,164
Cost of goods sold	27,448	40,857	66,576	126,839

Gross profit	10,554	36,202	44,645	92,325

Operating expenses:
Depreciation	1,371	2,904	2,742	5,487
General and administrative	38,973	112,345	77,173	200,425
	40,344	115,249	79,915	205,912

Gain (loss) from operations	(29,790)	(79,047)	(35,270)	(113,587)

Other income (expense):
Gain on write-off reversal		13,967		13,967
Interest expense	(326)	(525)	(436)	(1,817)
	(326)	13,442	(436)	12,150

Income (loss) before
provision for income taxes	(30,116)	(65,605)	(35,706)	(101,437)

Provision for income tax	-	-	-	-

Net income (loss)	$(30,116)	$(65,605)	$(35,706)	$(101,437)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	11,868,333	12,667,533	11,868,333	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(35,706)	$(101,437)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	2,742	5,487
Accrued receivables	9,499	11,297
Employee advances	(8,631)	(15,094)
Prepaid expenses	(806)	(16,351)
Inventory	(2,401)	(2,120)
Other assets	944
Deferred offering costs	(16,113)
Accrued payables	12,481	10,937
Related party payables	(800)	20,000

Net cash provided by (used for)
operating activities	(38,791)	(87,281)

Cash Flows From Investing Activities:
Fixed assets	(2,162)	(25,805)
Net cash provided by (used for)
investing activities	(2,162)	(25,805)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2007

Cash Flows From Financing Activities:
Sales of common stock	94,700
Paid in capital
Stock subscription payable		(200)
Notes payable - borrowings	18,000	18,576
Notes payable - payments	(3,495)	(3,234)
Net cash provided by (used for)
financing activities	109,205	15,142

Net Increase (Decrease) In Cash	68,252	(97,944)

Cash At The Beginning Of The Period	30,885	122,729

Cash At The End Of The Period	$99,137	$24,785

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$436	$1,817
Cash paid for income taxes	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2007 the Company had no balance in its allowance for doubtful accounts.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB, Form 10-QSB and any Current Reports on Form 8-K.

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Denver, Colorado. For the three months ended March 31, 2007, we had a loss of $65,605 on sales of $77,059. For the six months ended March 31, 2007, we had a loss of $101,437 on sales of $219,164. We have limited operating history upon which an evaluation of our future success or failure can be made.

OUR SALES DEPEND UPON THE NUMBER OF CUSTOMERS WE CAN GENERAGE. WE CANNOT GUARANTEE WE WILL EVER DEVELOP A SUBSTANTIAL NUMBER OF CUSTOMERS. EVEN IF WE DEVELOP A SUBSTANTIAL NUMBER OF CUSTOMERS, THERE IS NO ASSURANCE THAT WE WILL BECOME A PROFITABLE COMPANY.

To date, we have had approximately two hundred events using our catering services. While we are constantly marketing for additional customers, we cannot guarantee we ever achieve any additional customers. Even if we obtain additional customers for our services, there is no guarantee that we will make a profit. We believe that we need approximately nineteen events per month which average $1,800 per catering to break even in our operations. Our anticipated future operating costs per month is approximately $30,000 for the next twelve months. We were not profitable for the period from inception through March 31, 2007. If we do not consistently make a profit, we may have to suspend or cease operations.

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

Our headquarters are located at 3029 S. Cherry Way, Denver, Colorado 80222. Our phone number at our headquarters is (303) 300-5255. Our fiscal year end is September 30th.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended March 31, 2007 and March 31, 2006 and for the six months ended March 31, 2007 and March 31, 2006. For the fiscal quarter ended March 31, 2007 we had sales of $77,059, compared to sales of $38,002 for the fiscal quarter ended March 31, 2006. For the six months ended March 31, 2007 we had sales of $219,164, compared to sales of $111,221 for the six months ended March 31, 2006.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended March 31, 2007 was $40,857, or approximately 53% of sales. Our costs of goods for the fiscal quarter ended March 31, 2006 was $27,448, or approximately 72% of sales. Our costs of goods for the six months ended March 31, 2007 was $126,839, or approximately 58% of sales. Our costs of goods for the six months ended March 31, 2006 was $66,576, or approximately 60% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended March 31, 2007 was $36,202, or approximately 47% of sales. Our gross profit for the fiscal quarter ended March 31, 2006 was $10,554, or approximately 28% of sales. Our gross profit for the six months ended March 31, 2007 was $92,325, or approximately 42% of sales. Our gross profit for the six months ended March 31, 2006 was $44,645, or approximately 40% of sales. We believe that increasing sales has lowered, and will continue to lower our cost of goods as a percentage of sales and increase our gross profit.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal quarter ended March 31, 2007 was $115,249. Operating Expenses for the fiscal quarter ended March 31, 2006 was $40,344. Operating expenses for the six months ended March 31, 2007 was $205,912. Operating Expenses for the six months ended March 31, 2006 was $79,915. Our general and administrative expenses were the single largest item on our Statement of Operations. The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal quarters as we reduce prepaid expenses and develop efficiencies in our operations.

We had a net loss of $65,605, or $(0.01) per share, for the fiscal quarter ended March 31, 2007, compared to a net loss of $30,116, or $(0.00) per share, for the fiscal quarter ended March 31, 2006. We had a net loss of $101,437, or $(0.01) per share, for the six months ended March 31, 2007, compared to a net loss of $35,706, or $(0.00) per share, for the six months ended March 31, 2006. We have had continuing losses which may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal year, we could be profitable by the end of fiscal year 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had cash or cash equivalents of $24,785, compared to cash or cash equivalents of $99,137 at March 31, 2006.

Net cash used in operating activities was $87,281 for the six months ended March 31, 2007 compared to $38,791 for the six months ended March 31, 2006. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used in investing activities were $25,805 for the six months ended March 31, 2007, compared to $2,162 for the six months ended March 31, 2006. These activities represent the purchase of equipment for our operations.

Cash flows from financing activities were $15,142 for the six months ended March 31, 2007, compared to $109,205 for the six months ended March 31, 2006. The cash flows in 2007 were principally related to loans to us for our operational activities. The cash flows in 2006 were principally related to our public offering.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our public offering last year will continue to provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. Additional resources will be needed to expand into additional locations.

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

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to operation profitable. We estimate that we must generate at least $50,000 in sales per month to be profitable. We generated approximately $36,500 in sales per month for the six months ended March 31, 2007, compared to $27,500 in sales per month for the fiscal year ended September 30, 2006. We believe that we can be profitable or at break even by the end of our current fiscal year, assuming sufficient sales.

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

* Previously filed

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date MAY 10, 2007	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer
Title