Form 10QSB
period 2007-06-30
KURRANT FOOD ENTERPRISES, INC.
filed 2007-08-14
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Missing Graphic Reference]

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

[Missing Graphic Reference]

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

As of August 10, 2007, registrant had outstanding 12,667,533 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates cannot be determined since the Registrant’s securities currently have no public market.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

FORM 10-QSB
KURRANT FOOD ENTERPRISES, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2007

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS

Current assets
Cash	$20,785
Accrued receivables	9,380
Total current assets	30,165

Inventory	7,577
Prepaid expenses	14,020
Fixed assets	56,490
Accumulated depreciation	(15,580)
Other assets	16,400
78,907

Total Assets	$109,072

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$61,923
Related party payables	20,485
Notes payable - current	8,082
Total current liabilities	90,490

Notes payable	20,762
20,762

Total Liabilities	111,252

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667
Additional paid in capital	249,771
Accumulated deficit	(264,618)

Total Stockholders' Equity	(2,180)

Total Liabilities and Stockholders' Equity	$109,072

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Sales	$76,191	$49,647	$187,412	$268,811
Cost of goods sold	40,677	32,669	107,253	159,508

Gross profit	35,514	16,978	80,159	109,303

Operating expenses:
Depreciation	1,371	2,904	4,113	8,391
General and administrative	67,849	43,912	145,022	244,337
	69,220	46,816	149,135	252,728

Gain (loss) from operations	(33,706)	(29,838)	(68,976)	(143,425)

Other income (expense):
Gain on write-off reversal	-	-	-	13,967
Interest expense	(407)	(1,111)	(843)	(2,928)
	(407)	(1,111)	(843)	11,039

Income (loss) before
provision for income taxes	(34,113)	(30,949)	(69,819)	(132,386)

Provision for income tax	-	-	-	-

Net income (loss)	$(34,113)	$(30,949)	$(69,819)	$(132,386)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	11,994,600	12,667,533	11,994,600	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Ended	Ended
	June 30, 2006	June 30, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(69,819)	$(132,386)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	4,113	8,391
Accrued receivables	(2,410)	20,973
Employee advances	(8,731)	(14,300)
Prepaid expenses		(14,020)
Inventory	(6,772)	(2,001)
Other assets	1,744
Deposits	(2,100)
Accrued payables	25,270	23,109
Related party payables	(2,699)	20,485

Net cash provided by (used for)
operating activities	(61,404)	(89,749)

Cash Flows From Investing Activities:
Fixed assets	(3,711)	(25,805)
Net cash provided by (used for)
investing activities	(3,711)	(25,805)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2007

Cash Flows From Financing Activities:
Sales of common stock	78,587
Paid in capital
Stock subscription payable	-	(200)
Notes payable - borrowings	15,613	18,576
Notes payable - payments	(1,993)	(4,766)
Net cash provided by (used for)
financing activities	92,207	13,610

Net Increase (Decrease) In Cash	27,092	(101,944)

Cash At The Beginning Of The Period	30,885	122,729

Cash At The End Of The Period	$57,977	$20,785

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$843	$2,928
Cash paid for income taxes	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2007 the Company had no balance in its allowance for doubtful accounts.

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Denver, Colorado. For the three months ended June 30, 2007, we had a loss of $30,949 on sales of $49,647. For the nine months ended June 30, 2007, we had a loss of $132,386 on sales of $268,811. We have limited operating history upon which an evaluation of our future success or failure can be made.

OUR SALES DEPEND UPON THE NUMBER OF CUSTOMERS WE CAN GENERAGE. WE CANNOT GUARANTEE WE WILL EVER DEVELOP A SUBSTANTIAL NUMBER OF CUSTOMERS. EVEN IF WE DEVELOP A SUBSTANTIAL NUMBER OF CUSTOMERS, THERE IS NO ASSURANCE THAT WE WILL BECOME A PROFITABLE COMPANY.

To date, we have had approximately two hundred events using our catering services. While we are constantly marketing for additional customers, we cannot guarantee we ever achieve any additional customers. Even if we obtain additional customers for our services, there is no guarantee that we will make a profit. We believe that we need approximately twenty-five events per month which average $1,800 per catering to break even in our operations. Our anticipated future operating costs per month is approximately $45,000 for the next twelve months. We were not profitable for the period from inception through June 30, 2007. If we do not consistently make a profit, we may have to suspend or cease operations.

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

Results of Operations

The following discussion involves our results of operations for the three months ended June 30, 2007 and June 30, 2006 and for the nine months ended June 30, 2007 and June 30, 2006. For the three months ended June 30, 2007 we had sales of $49,647, compared to sales of $76,191 for the three months ended June 30, 2006. For the nine months ended June 30, 2007 we had sales of $268,811, compared to sales of $187,412 for the nine months ended June 30, 2006.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the three months ended June 30, 2007 was $32,669, or approximately 66% of sales. Our costs of goods for the three months ended June 30, 2006 was $40,677, or approximately 53% of sales. Our costs of goods for the nine months ended June 30, 2007 was $159,508, or approximately 59% of sales. Our costs of goods for the nine months ended June 30, 2006 was $107,253, or approximately 57% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the three months ended June 30, 2007 was $16,978, or approximately 34% of sales. Our gross profit for the three months ended June 30, 2006 was $35,514, or approximately 47% of sales. Our gross profit for the nine months ended June 30, 2007 was $109,303, or approximately 41% of sales. Our gross profit for the nine months ended June 30, 2006 was $80,159, or approximately 43% of sales. Within the past year, we have seen an increase in food and beverage costs which has reduced our gross profit margin. So far, we have not yet been able to pass along to our clients. However, we expect to begin to pass along these cost increases, which should lower our cost of goods as a percentage of sales and increase our gross profit.

 Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2007 was $46,816. Operating Expenses for the three months ended June 30, 2006 was $69,220. Operating expenses for the nine months ended June 30, 2007 was $252,728. Operating Expenses for the nine months ended June 30, 2006 was $149,135. The major component of these general and administrative expenses were payments to independent contractors, salaries and associated payroll costs, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense has stabilized as we continue to develop efficiencies in our operations. In addition, we have not had the level of professional fees this year as compared to last year when we were engaged in our public offering.

We had a net loss of $30,949, or $(0.00) per share, for the three months ended June 30, 2007, compared to a net loss of $34,113 or $(0.00) per share, for the three months ended June 30, 2006. We had a net loss of $132,386, or $(0.01) per share, for the nine months ended June 30, 2007, compared to a net loss of $69,819, or $(0.00) per share, for the nine months ended June 30, 2006. We continue to have losses as we attempt to increase our revenue base.

However, we believe that our operational costs should remain fairly constant as sales improve. We plan to increase certain charges to pass along the increase in food and beverage costs. As result, our gross profit margin should improve. Therefore, each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. W do not expect to be profitable by the end of fiscal year 2007 but anticipate that we can be profitable some time in fiscal year 2008.

Liquidity and Capital Resources

As of June 30, 2007, we had cash or cash equivalents of $20,785, compared to cash or cash equivalents of $57,977 at June 30, 2006.

Net cash used for operating activities was $89,749 for the nine months ended June 30, 2007 compared to $61,404 for the nine months ended June 30, 2006. The increase is attributable additional employee advances and prepaid expenses.

Cash flows used in investing activities were $25,805 for the nine months ended June 30, 2007, compared to $3,711 for the nine months ended June 30, 2006. These activities represent the purchase of equipment for our operations.

Cash flows from financing activities were $13,610 for the nine months ended June 30, 2007, compared to $92,207 for the nine months ended June 30, 2006. The cash flows in 2007 were principally related to loans to us for our operational activities. The cash flows in 2006 were principally related to our public offering.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our public offering last year and borrowings will continue to provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. Additional resources will be needed to expand into additional locations.

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

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to operation profitable. We estimate that we must generate at least $45,000 in sales per month to be profitable. We generated approximately $30,000 in sales per month for the nine months ended June 30, 2007, compared to approximately $21,000 in sales per month for the nine months ended June 30, 2006. We believe that we can be profitable or at break even by the end of current fiscal year 2008, assuming sufficient sales.

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

* Previously filed

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the three months ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date AUGUST 14, 2007	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer