Form 10KSB
period 2007-09-30
KURRANT FOOD ENTERPRISES, INC.
filed 2007-12-26
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended:  September 30, 2007

Commission File No. 0-1346352

KURRANT FOOD ENTERPRISES, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-3902781
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3003 Arapahoe Street
Denver, Colorado	80205
(Address of principal executive offices)	(Zip code)

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
Yes [ ] No [X]

Registrant's revenues for its most recent fiscal year were $454,514. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 18, 2007 was approximately $592,000.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, December 1, 2007, was 12,667,533.

FORM 10-KSB

Kurrant Food Enterprises, Inc.

References in this document to "us," "we," or "Company" refer to Kurrant Food Enterprises, Inc. and includes our wholly-owned subsidiaries, Kurrant Cuisine Enterprises, Inc. and Kurrant Mobile Catering, Inc.

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. WE ALSO HAVE A HISTORY OF LOSSES. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Denver, Colorado. For the year ended September 30, 2007, we had a loss of $151,601 on sales of $454,514. For the year ended September 30, 2006, we had a loss of $101,635 on sales of $329,922. We have limited operating history upon which an evaluation of our future success or failure can be made. However, we have a history of losses. As a result, investment in our company is inherently risky.

BECAUSE WE HAD LOSSES AND HAVE A WORKING CAPITAL DEFICIT, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the period ended September 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate clients who will purchase our catering services; and

•	our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $30,000 in operating costs per month over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

OUR SALES DEPEND UPON THE NUMBER OF CUSTOMERS WE CAN GENERAGE. WE CANNOT GUARANTEE WE WILL EVER DEVELOP A SUBSTANTIAL NUMBER OF CUSTOMERS. EVEN IF WE DEVELOP A SUBSTANTIAL NUMBER OF CUSTOMERS, THERE IS NO ASSURANCE THAT WE WILL BECOME A PROFITABLE COMPANY.

To date, we have had approximately five hundred events using our catering services. While we are constantly marketing for additional customers, we cannot guarantee we ever achieve any additional customers. Even if we obtain additional customers for our services, there is no guarantee that we will make a profit. We believe that we need approximately nineteen events per month which average $1,800 per catering to break even in our operations. Our anticipated future operating costs per month is approximately $30,000 for the next twelve months. We were not profitable for the fiscal years ended September 30, 2006 and 2007. If we do not consistently make a profit, we may have to suspend or cease operations.

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

Currently, we are conducting business activities from our catering operation in Denver, Colorado. There can be no assurance that we will generate substantial sales which will be sufficient to maintain our business. As a result, you may lose all of your investment. Failure to generate sufficient sale would have a material adverse effect on our business, financial condition and operating results and have a material adverse effect on the valueof your shares of our common stock.

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

Our headquarters are located at 3003 Arapahoe Street, Denver, Colorado 80205. Our phone number at our headquarters is (303) 300-5255. Our fiscal year end is September 30.

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

Operations, Management and Employees

We believe that initially operating from one location will be central to our overall success. Our plan is to concentrate our operations in the Denver Metropolitan area. We have no plans to operate in additional locations.

We have five full-time employees, including our two officers and directors. As we expand, we intend to hire additional employees. We also use part-time independent help for specific events. However, we have no present plans to do so. We typically hire part-time help as needed from time-to-time for specific events.

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

Our investor relations department can be contacted at our principal executive office located at our principal office 3003 Arapahoe Street, Denver, Colorado 80205. Our phone number at our headquarters is (303) 300-5255. We have a website at www.kurrantcatering.com.

Subsequent Event

In October, 2007, we organized a wholly-owned subsidiary known as Kurrant Mobile Catering, Inc. On November 30, 2007, our directors approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to KTRF shareholders of record as of December 31, 2007, on a pro rata basis, with one share each of Kurrant Mobile Catering, Inc. to be issued for each ten shares issued and outstanding of common stock owned by our shareholders as of such date. Since our business is related to the proposed activities of Mobile Catering, Inc., our directors decided it was in our best interest to spin-off Mobile Catering, Inc. to minimize any potential of conflict of interest. All shares of Mobile Catering, Inc. are currently owned by us. We will distribute the Mobile Catering shares once the Form SB-2 which we filed is effective with the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own a van and a delivery truck, as well as office equipment. We have entered into a lease agreement with an unaffiliated third party for kitchen space, which is located at 3003 Arapahoe Street, Denver, Colorado 80205. This is a month-to-month lease. We pay a cost of $3,000 per month, plus possible additional costs, based upon the usage. We also lease space for our office 3003 Arapahoe Street, Denver, Colorado 80205. We make monthly payments of $625 per month a two year lease which expires in March 2009 and can renew at the landlord’s discretion. All leased space is from an unaffiliated third party.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)   PRINCIPAL MARKET OR MARKET

Our common stock has traded on the NASD Over-the-Counter Bulletin Board since August, 2007. Currently, our common stock trades under the symbol KRTF. The high and low bid quotation for the Company’s common stock for the fourth quarter period in 2007 was $0.35 and $0.22.

(b)   APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of November 30, 2007, a total of 12,667,533 shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was one hundred.

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

Results of Operations

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a catering businessand our ability to generate revenues.

We began our operations in May, 2005. For the fiscal year ended September 30, 2007, we had sales of $454,514 compared to sales of $329,922 for year ended September 30, 2006.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal year ended September 30, 2007 was $252,046 or approximately 55.5 % of sales. Our costs of goods for the fiscal year ended September 30, 2006 was $192,505, or approximately 58% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal year ended September 30, 2007 was $202,468, or approximately 44.5% of sales. Our gross profit for the fiscal year ended September 30, 2006 was $137,417, or approximately 42% of sales. Increasing sales have slightly lowered our cost of goods as a percentage of sales and increase our gross profit.

The major components of operating expenses include salaries and associated payroll costs, professional fees, rent and telephone expenses.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal year ended September 30, 2007 were $348,510. Operating Expenses for the fiscal year ended September 30, 2006 was $237,908. Our general and administrative expenses were the single largest item of our operating expenses. The major components of these general and administrative expenses were salaries and associated payroll costs and professional fees. We completed a public offering in 2006 in incurred significant legal and accounting fees. In 2007, the major component of these general and administrative expenses were salaries and associated payroll costs .While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year but will remain largely composed of salaries and associated payroll costs.

We had a net loss of $151,601 for the fiscal year ended September 30, 2007, compared to a net loss of $101,635 for the fiscal year ended September 30, 2006. We have had two years of losses and our losses may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal year, we could be profitable by September 30, 2008.
In October, 2007, we organized a wholly-owned subsidiary known as Kurrant Mobile Catering, Inc. On November 30, 2007, our directors approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to KTRF shareholders of record as of December 31, 2007, on a pro rata basis, with one share each of Kurrant Mobile Catering, Inc. to be issued for each ten shares issued and outstanding of common stock owned by our shareholders as of such date. Since our business is related to the proposed activities of Mobile Catering, Inc., our directors decided it was in our best interest to spin-off Mobile Catering, Inc. to minimize any potential of conflict of interest. All shares of Mobile Catering, Inc. are currently owned by us. We will distribute the Mobile Catering shares once the Form SB-2 which we filed is effective with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of September 30, 2007, we had cash or cash equivalents of $9,530, compared to cash or cash equivalents of $122,729 at September 30, 2006.

Net cash used in operating activities was $115,811 for the fiscal year ended September 30, 2007, compared to $81,453 for the fiscal year ended September 30, 2006. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used in investing activities were $25,805 for the fiscal year ended September 30, 2007, compared to $4,935 for the fiscal year ended September 30, 2006. These activities represent the purchase of equipment for our operations.

Cash flows from financing activities were $28,417 for the fiscal year ended September 30, 2007, compared to $178,232 for the fiscal year ended September 30, 2006. The cash flows in 2007 were principally related to borrowings to finance our operations. The cash flows in 2006 were principally related to sales of stock in our recent public offering.

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

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to operation profitable. We estimate that we must generate at least $50,000 in sales per month to be profitable. We generated approximately $38,000 in sales per month for the fiscal year ended September 30, 2007.We generated approximately $27,500 in sales per month for the fiscal year ended September 30, 2006.

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

ITEM 7. FINANCIAL STATEMENTS.

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006
& September 30, 2007

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kurrant Food Enterprises, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheet of Kurrant Food Enterprises, Inc. as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2006 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kurrant Food Enterprises, Inc. as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2006 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has incurred losses and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                            /s/ Ronald R. Chadwick, P.C.
December 5, 2007                                                 RONALD R. CHADWICK, P.C.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET

Sept. 30, 2007
ASSETS

Current assets
Cash	$9,530
Accrued receivables	40,375
Total current assets	49,905

Inventory	6,323
Fixed assets	56,490
Accumulated depreciation	(19,096)
Prepaid expenses	10,873
Other assets	2,100
56,690

Total Assets	$106,595

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$84,539
Notes payable - current - related party	11,606
Notes payable - current	2,657
Total current liabilities	98,802

Notes payable - related party	15,230
Notes payable	13,958
29,188

Total Liabilities	127,990

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667
Additional paid in capital	249,771
Accumulated deficit	(283,833)

Total Stockholders' Equity	(21,395)

Total Liabilities and Stockholders' Equity	$106,595

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Sept. 30, 2006	Sept. 30, 2007

Sales	$329,922	$454,514
Cost of goods sold	192,505	252,046

Gross profit	137,417	202,468

Operating expenses:
Depreciation	5,171	11,907
General and administrative	232,737	336,603
	237,908	348,510

Gain (loss) from operations	(100,491)	(146,042)

Other income (expense):
Interest income		11
Interest expense	(1,144)	(5,570)
	(1,144)	(5,559)

Income (loss) before
provision for income taxes	(101,635)	(151,601)

Provision for income tax	-	-

Net income (loss)	$(101,635)	$(151,601)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	12,534,333	12,534,333

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Par $.001	Paid In	Accumulated	holders'
	Shares	Amount	Capital	Deficit	Equity

Balances at September 30, 2005	11,868,333	$11,868	$97,572	$(30,597)	$78,843

Sales of commmon stock	799,200	799	152,199		152,998

Gain (loss) for the period				(101,635)	(101,635)

Balances at September 30, 2006	12,667,533	$12,667	$249,771	$(132,232)	$130,206

Gain (loss) for the period				(151,601)	(151,601)

Balances at September 30, 2007	12,667,533	$12,667	$249,771	$(283,833)	$(21,395)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Sept. 30, 2006	Sept. 30, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(101,635)	$(151,601)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	5,172	11,907
Accrued receivables	(13,123)	(10,022)
Other assets	(356)
Prepaid expenses		(10,873)
Accrued payables	36,764	45,525
Related party payables	(2,699)
Inventory	(5,576)	(747)
Donated office space
Compensatory stock issuances
Net cash provided by (used for)
operating activities	(81,453)	(115,811)

Cash Flows From Investing Activities:
Fixed assets	(4,935)	(25,805)
Net cash provided by (used for)
investing activities	(4,935)	(25,805)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Sept. 30, 2006	Sept. 30, 2007

Cash Flows From Financing Activities:
Sales of common stock	162,998
Paid in capital
Stock subscription payable	200
Notes payable - borrowings	18,000	70,412
Notes payable - payments	(2,966)	(41,995)
Net cash provided by (used for)
financing activities	178,232	28,417

Net Increase (Decrease) In Cash	91,844	(113,199)

Cash At The Beginning Of The Period	30,885	122,729

Cash At The End Of The Period	$122,729	$9,530

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,144	$4,624
Cash paid for income taxes	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2006 and 2007 the Company had no balance in its allowance for doubtful accounts.

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

NOTE 2. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	Sept. 30,	Sept. 30
	2006	2007

Vehicles	$22,573	$46,149
Furniture & fixtures	1,484	1,486
Computers	6,211	8,438
Other	417	417
	30,685	56,490
Less accumulated depreciation	(7,189)	(19,096)
Total	$23,496	$37,394

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LEASE COMMITMENT

The Company rents kitchen space under a month to month lease, with rent expense depending on time used. The Company incurred rent expense under this lease in 2006 and 2007 of $27,290 and $29,450. The Company leases office space under a two year lease which expires in March 2009. The lease calls for monthly payments of $540 to $577 per month plus costs, and is renewable at the landlord's discretion. Future payments due in 2008 and 2009 for the office lease are approximately $6,700 and $3,500 ($10,200 total). The Company recorded rent expense of $3,749 and $6,248 in 2006 and 2007 from the office lease.

NOTE 4. NOTES PAYABLE

At September 30, 2006 the Company had a $13,564 note payable outstanding to a bank, collateralized by Company equipment, bearing interest at 8% per annum, due in November 2010, with principal and interest payments of $321 per month. The Company also had $1,470 due to a bank under a variable interest, revolving line of credit agreement. Interest expense from notes payable was $1,144 in 2006. Both these notes were retired in 2007. At September 30, 2007 the Company had a $16,615 note payable outstanding to a finance company, collateralized by Company equipment, guaranteed by a Company officer, bearing interest at 8.9% per annum, due in November 2012, with principal and interest payments of $335 per month. The Company also had a $26,836 note payable outstanding to an officer, unsecured, bearing interest at 6.5% per annum, due in July 2009, with interest only payments of $145 per month scheduled through January 2008, then principal and interest payments of $1,569 scheduled through July 2009 plus any remainder due. Interest expense from notes payable was $5,570 in 2007. The fair value of the notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 2006 and 2007 the fair value of the notes payable approximates the amount recorded in the financial statements. Future amounts due under all notes payable are for fiscal years ending on September 30:  2008 $14,263, 2009 $18,133, 2010 $3,172, 2011 $3,466, 2012 $3,788 and thereafter $629 (total $43,451).

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company accounts for income taxes pursuant to SFAS 109. The components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	2006	2007

Deferred tax liability	$-	$-
Deferred tax asset arising from:
Net operating loss carryforwards	25,844	55,533
	25,844	55,533
Valuation allowance	(25,844)	(55,533)

Net Deferred Taxes	$-	$-

Income taxes at Federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	September 30,	September 30,
	2006	2007

Tax at federal statutory rate (15%)	$(15,245)	$(22,740)
State income tax (5%)	(5,082)	(7,580)
Book to tax differences	341	631
Change in valuation allowance	19,986	29,689

	$-	$-

NOTE 6.  GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of November 30, 2007 are as follows:

NAME	AGE	POSITION HELD
Christopher Bell	31	President, Chief Executive
3003 Arapahoe Street		Officer, Treasurer, and
Denver, Colorado 80205		Chief Financial Officer

Travis Thompson	30	Secretary
3003 Arapahoe Street
Denver, Colorado 80205

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons. Neither can be considered to be independent directors.

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

Item 10. EXECUTIVE COMPENSATION

Both of our officers and directors are compensated for the work they perform on our behalf. Mr. Bell receives a fixed salary of $3,500 per month as total compensation. Mr. Thompson receives a fixed salary of $3,000 per month as total compensation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of November 30, 2007, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 12,667,533 common shares were issued and outstanding as of November 30, 2007.

Name and Address	No. of	Percentage
Beneficial	Shares	of Ownership
Owner(1)	Owned

Christopher Bell(2)	5,100,000	40.3%
3003 Arapahoe Street
Denver, Colorado 80205

Travis Thompson(2)	5,100,000	40.3%
3003 Arapahoe Street
Denver, Colorado 80205

Sanders Huttner Partnership(3)	900,000	7%
651 Bering Drive
Suite 202
Houston, Texas 77057

_____________
All Officers and	10,200,000	80.6%
Directors as a Group
(two persons)

 _____________

(1)  All shares of owned of record.

(2)  Mr. Bell has an option to purchase 5,000,000 shares of Mr. Thompson's common stock for a period beginning May 4, 2005 and ending May 4, 2009.  This option may be exercised immediately.

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
_____________

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Bell has an option to purchase 5,000,000 shares of Mr. Thompson's common stock for a period beginning May 4, 2005 and ending May 4, 2009.  This option may be exercised immediately.

Mr. Frederick A. Huttner, who owns controls Sanders Huttner Partnership and owns 50% of the partnership, has a consulting services contract to provide general business strategic consulting and management advisory services to us, for which he is paid $750 per month. The contract was for eighteen months from October 1, 2005. This contract has since expired and was not renewed. Mr. Huttner is the step-father of Mr. Bell.

We have a $26,836 note payable outstanding to Mr. Bell, unsecured, bearing interest at 6.5% per annum, due in July 2009, with interest only payments of $145 per month scheduled through January 2008, then principal and interest payments of $1,569 scheduled through July 2009 plus any remainder due.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

        (2)   SCHEDULES

        (3)    EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

--------------------------------------------------------------------------------
          Exhibit
          Number         Description
--------------------------------------------------------------------------------

           3.1           Articles of Incorporation*
           3.2           Bylaws*
           10.0         Consulting Services Agreement*
           21.1         List of Subsidiaries
           31.1         Certification of CEO/CFO pursuant to Sec. 302
           32.1         Certification of CEO/CFO pursuant to Sec. 906

--------------------------------------------------------------------------------

* Previously filed, Form SB-2, December 9, 2005

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $12,100 for the fiscal year ended September 30, 2007 and an aggregate of $4,780 for the fiscal year ended September 30, 2006 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

KURRANT FOOD ENTERPRISES, INC.
Date: December 26, 2007	By:	/s/ Christopher Bell
Christopher Bell, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: December 26, 2007	By:	/s/ Christopher Bell
Christopher Bell
Director, Treasurer and Chief Financial Officer

Date: December 26, 2007	By:	/s/ Travis Thompson
Travis Thompson
Director