Form 10QSB
period 2007-12-31
KURRANT FOOD ENTERPRISES, INC.
filed 2008-02-14
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2007

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

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was approximately $617,000. As of February 12, 2008 registrant had outstanding 12,667,533 shares of the registrant's common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
KURRANT FOOD ENTERPRISES, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2007

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

Dec. 31, 2007
ASSETS

Current assets
Cash	$11,487
Accrued receivables	34,276
Total current assets	45,763

Inventory	4,297
Fixed assets	56,490
Accumulated depreciation	(22,073)
Other assets	4,602
43,316

Total Assets	$89,079

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$66,814
Notes payable - current - related party	11,606
Notes payable - current	2,019
Total current liabilities	80,439

Notes payable - related party	15,230
Notes payable	13,958
29,188

Total Liabilities	109,627

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667
Additional paid in capital	249,771
Accumulated deficit	(282,986)

Total Stockholders' Equity	(20,548)

Total Liabilities and Stockholders' Equity	$89,079

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2006	Dec. 31, 2007

Sales	$142,105	$175,882
Cost of goods sold	85,982	88,225

Gross profit	56,123	87,657

Operating expenses:
Depreciation	2,583	2,977
General and administrative	88,080	83,041
	90,663	86,018

Gain (loss) from operations	(34,540)	1,639

Other income (expense):
Interest income		11
Interest expense	(1,292)	(803)
	(1,292)	(792)
Income (loss) before
provision for income taxes	(35,832)	847

Provision for income tax	-	-

Net income (loss)	$(35,832)	$847

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$0.00

Weighted average number of
common shares outstanding	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2006	Dec. 31, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(35,832)	$847

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	2,583	2,977
Accrued receivables	(20,931)	6,099
Prepaid expenses	(20,811)	10,873
Inventory	(4,244)	2,026
Other assets	(1,839)	(2,502)
Accrued payables	15,006	(17,725)
Net cash provided by (used for)
operating activities	(66,068)	2,595

Cash Flows From Investing Activities:
Fixed assets	(25,805)	-
Net cash provided by (used for)
investing activities	(25,805)	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2006	Dec. 31, 2007

Cash Flows From Financing Activities:
Sales of common stock
Paid in capital
Stock subscription payable
Notes payable - borrowings	18,576	-
Notes payable - payments	(2,126)	(638)
Net cash provided by (used for)
financing activities	16,450	(638)

Net Increase (Decrease) In Cash	(75,423)	1,957

Cash At The Beginning Of The Period	122,729	9,530

Cash At The End Of The Period	$47,306	$11,487

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,144	$368
Cash paid for income taxes	$-	$-

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Denver, Colorado. For the three months ended December 31, 2007, we had net income of $847 on sales of $175,882. For the three months ended December 31, 2007, we had a loss of $35,832 on sales of $142,105. We have limited operating history upon which an evaluation of our future success or failure can be made.

OUR SALES DEPEND UPON THE NUMBER OF CUSTOMERS WE CAN GENERAGE. WE CANNOT GUARANTEE WE WILL EVER DEVELOP A SUBSTANTIAL NUMBER OF CUSTOMERS. EVEN IF WE DEVELOP A SUBSTANTIAL NUMBER OF CUSTOMERS, THERE IS NO ASSURANCE THAT WE WILL BECOME A PROFITABLE COMPANY.

To date, we have had approximately two hundred events using our catering services. While we are constantly marketing for additional customers, we cannot guarantee we ever achieve any additional customers. Even if we obtain additional customers for our services, there is no guarantee that we will make a profit. We believe that we need approximately nineteen events per month which average $1,800 per catering to break even in our operations. Our anticipated future operating costs per month is approximately $30,000 for the next twelve months. We have not been consistently profitable for the period from inception through December 31, 2007. If we do not consistently make a profit, we may have to suspend or cease operations.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended December 31, 2007 and December 31, 2006. For the fiscal quarter ended December 31, 2007 we had sales of $175,882, compared to sales of $142,105 for the fiscal quarter ended December 31, 2006.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended December 31, 2007 was $88,225, or approximately 50.2% of sales. Our costs of goods for the fiscal quarter ended December 31, 2006 was $85,982, or approximately 60.5% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended December 31, 2007 was $87,657, or approximately 49.8% of sales. Our gross profit for the fiscal quarter ended December 31, 2006 was $56,123, or approximately 39.5% of sales. We believe that increasing sales has lowered, and will continue to lower our cost of goods as a percentage of sales and increase our gross profit.
The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal quarter ended December 31, 2007 was $86,018. Operating Expenses for the fiscal quarter ended December 31, 2006 was $90,663. Our general and administrative expenses remains the single largest item on our Statement of Operations. The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal quarters as we reduce prepaid expenses and develop efficiencies in our operations.

We had a net profit of $847, or $(0.00) per share, for the fiscal quarter ended December 31, 2007, compared to a net loss of $35,832, or $(0.00) per share, for the fiscal quarter ended December 31, 2006. While we were profitable in the most recent fiscal quarter, we may continue to have losses in the future.  However, if our sales continue to grow at the same pace as last fiscal year, we could continue to be profitable. in the coming fiscal quarters. It is too early to determine if we will be profitable for this fiscal year.

Liquidity and Capital Resources

As of December 31, 2007, we had cash or cash equivalents of $11,487, compared to cash or cash equivalents of $47,306 at December 31, 2006.

Net cash provided by operating activities was $2,595 for the three months ended December 31, 2007 compared to net cash used for operating activities of $66,068 for the three months ended December 31, 2006. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used in investing activities were -0- for the three months ended December 31, 2007, compared to $25,805 for the three months ended December 31, 2006. These activities represent the purchase of equipment for our operations.

Cash flows used for financing activities were $638 for the three months ended December 31, 2007, compared cash flows provided by financing activities of $16,450 for the three months ended December 31, 2006. The cash flows in 2006 were principally related to loans to us for our operational activities.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our recent public offering will continue to provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. Additional resources will be needed to expand into additional locations.

Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until the current operations become cash flow positive, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance.

Our principle source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Colorado and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

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

See Item 5 below

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On December 12, 2007, we filed a registration statement to register a distribution of common shares of our wholly-owned subsidiary, Kurrant Mobile Catering, Inc., to our shareholders of record as of January 10, 2008. Each shareholder will receive one (1) share of Kurrant Mobile Catering, Inc. for every ten (10) shares of us which such shareholder owned on January 10, 2008. Fractional shares will be rounded to the next whole share. This distribution to the shareholders was made on February 12, 2008.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
21 *	List of Subsidiaries.
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date February 13, 2008	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer