Form 10QSB
period 2008-03-31
KURRANT FOOD ENTERPRISES, INC.
filed 2008-05-14
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

Commission File No. 000-52210

KURRANT FOOD ENTERPRISES, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-3902781
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

194 Hermosa Circle
Durango, Colorado  81301
 (Address of principal executive offices)  (zip code)

(970) 247-4980
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

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was approximately $617,000. As of May 1, 2008 registrant had outstanding 12,667,533 shares of the registrant's common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

FORM 10-QSB
KURRANT FOOD ENTERPRISES, INC.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC. and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2008

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

Mar. 31, 2008
ASSETS

Current assets
Cash	$2,366
Accrued receivables	9,848
Total current assets	12,214

Inventory	3,572
Fixed assets	49,565
Accumulated depreciation	(20,478)
Other assets	2,312
34,971

Total Assets	$47,185

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$38,778
Notes payable - current - related party	31,836
Notes payable - current	1,362
Other	1,116
Total current liabilities	73,092

Notes payable	13,958
13,958

Total Liabilities	87,050

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667
Additional paid in capital	249,771
Accumulated deficit	(302,303)

Total Stockholders' Equity	(39,865)

Total Liabilities and Stockholders' Equity	$47,185

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2007	Mar. 31, 2008

Sales	$77,059	$3,614	$219,164	$175,496
Cost of goods sold	40,857		126,839	94,725

Gross profit	36,202	3,614	92,325	80,771

Operating expenses:
Depreciation	2,904	2,341	5,487	5,318
General and administrative	112,345	34,149	200,425	109,450
	115,249	36,490	205,912	114,768
Operating - other:
Mgt. fee revenue - related party		14,500		18,500
Gain (loss) on asset sales				(1,240)
	-	14,500	-	17,260

Gain (loss) from operations	(79,047)	(18,376)	(113,587)	(16,737)

Other income (expense):
Gain on write-off reversal	13,967		13,967
Interest income				11
Interest expense	(525)	(941)	(1,817)	(1,744)
	13,442	(941)	12,150	(1,733)

Income (loss) before
provision for income taxes	(65,605)	(19,317)	(101,437)	(18,470)

Provision for income tax	-	-	-	-

Net income (loss)	$(65,605)	$(19,317)	$(101,437)	$(18,470)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	12,667,533	12,667,533	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(101,437)	$(18,470)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	5,487	5,318
Accrued receivables	11,297	30,527
Employee advances	(15,094)
Prepaid expenses	(16,351)	10,873
Inventory	(2,120)	2,751
Other assets		(213)
Loss on asset sale		1,240
Accrued payables	10,937	(45,761)
Related party payables	20,000
Other liabilities		1,116
Net cash provided by (used for)
operating activities	(87,281)	(12,619)

Cash Flows From Investing Activities:
Fixed assets - sales	(25,805)	1,750
Net cash provided by (used for)
investing activities	(25,805)	1,750

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Cash Flows From Financing Activities:
Sales of common stock
Paid in capital
Stock subscription payable	(200)
Notes payable - borrowings	18,576	10,000
Notes payable - payments	(3,234)	(6,295)
Net cash provided by (used for)
financing activities	15,142	3,705

Net Increase (Decrease) In Cash	(97,944)	(7,164)

Cash At The Beginning Of The Period	122,729	9,530

Cash At The End Of The Period	$24,785	$2,366

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,817	$736
Cash paid for income taxes	$-	$-

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Durango, Colorado. For the three months ended March 31, 2008, we had a loss of $19,317 on sales of $3,614. For the six months ended March 31, 2008, we had a loss of $18,470 on sales of $175,496. We have limited operating history upon which an evaluation of our future success or failure can be made.

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

Because we are small and do not have much capital, we must limit our operations. We must limit our operations to the Durango, Colorado area as the only geographical area in which we operate. Because we may have to limit our operations, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

WE ARE CURRENTLY CONTROLLED BY CHRISTOPHER BELL, OUR LARGEST SHAREHOLDER AND WILL CONTINUE TO BE CONTROLLED BY MR. BELL IN THE FUTURE.

Of the shares which are issued and outstanding, Mr. Bell owns a total of 10,200,000 shares, or approximately 83% together. Mr.. Bell  will continue to control us for the foreseeable future. The control by Mrs Bell means that he may make decisions for us with which you may disagree or that you may feel is not in our best interests.

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

Currently, we are conducting business activities from our catering operation in Durango, Colorado. There can be no assurance that we will generate substantial sales which will be sufficient to maintain our business. As a result, you may lose all of your investment. Failure to generate sufficient sale would have a material adverse effect on our business, financial condition and operating results and have a material adverse effect on the value of your shares of our common stock.

OUR BUSINESS OPERATIONS WILL BE HIGHLY DEPENDENT UPON OUR ABILITY TO ATTRACT AND MAINTAIN KEY EMPLOYEES WITH EXPERIENCE IN THE CATERING BUSINESS. WE MUST BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL TO FULLY STAFF OUR OPERATIONS. WE ARE COMPLETELY DEPENDENT UPON MR. BELL FOR OUR OPERATIONS.

The ultimate success of our business operations will be highly dependent upon our ability to attract and maintain key employees with experience in the catering business. The process of hiring employees with the combination of skills and attributes required to carry out our business plan is extremely competitive and time-consuming. However, to date, we have hired only five employees. Mr. Bell currently performs all of our operations. We cannot guarantee that we will be able to identify and/or hire qualified personnel as and when they are needed for our operations. The loss of the services of Mr. Bell or the inability to attract qualified personnel, could materially adversely affect our business, financial condition and results of operations. No one in our company has a written employment agreement.

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

OUR COMMON STOCK CURRENTLY HAS A LIMITED TRADING MARKET AND THERE IS NO GUARANTEE A TRADING MARKET WILL EVER DEVELOP.

There is presently a limited public market for our common stock. While we currently trade in the Over-the-Counter Bulletin Board, we cannot guarantee that our shares will actively trade. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock actively quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

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

Kurrant Mobile Catering, Inc. is a corporation which we formed under the laws of the State of Colorado on November 15, 2007. On November 30, 2007, our directors approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Kurrant Mobile Catering, Inc. to our shareholders of record on January 10, 2008 on a pro rata basis. Since our business is related to the proposed activities of Kurrant Mobile Catering, Inc., our directors decided it was in our best interests to spin-off Kurrant Mobile Catering, Inc. to minimize any potential of conflict of interest.  We distributed the Kurrant Mobile Catering, Inc..shares on or about February 12, 2008.

Our headquarters are located at 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (970) 247-4980. Our fiscal year end is September 30th.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended March 31, 2008 and March 31, 2007 and for the six months ended March 31, 2008 and March 31, 2007. For the fiscal quarter ended March 31, 2008 we had sales of $3,614, compared to sales of $77,059 for the fiscal quarter ended March 31, 2007. For the six months ended March 31, 2008 we had sales of $175,496, compared to sales of $219,164 for the six months ended March 31, 2007.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended March 31, 2008 was $-0-. Our costs of goods for the fiscal quarter ended March 31, 2007 was 40,857. Our costs of goods for the six months ended March 31, 2008 was $94,725. Our costs of goods for the six months ended March 31, 2007 was $126,839.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended March 31, 2008 was $3,614. Our gross profit for the fiscal quarter ended March 31, 2007 was $36,202. Our gross profit for the six months ended March 31, 2008 was $80,771. Our gross profit for the six months ended March 31, 2007 was $92,325.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses. Operating expenses, which includes depreciation and general and administrative expenses for the fiscal quarter ended March 31, 2008 was $36,490. Operating expenses for the fiscal quarter ended March 31, 2007 was $115,249. Operating expenses for the six months ended March 31, 2008 was $114,768. Operating expenses for the six months ended March 31, 2007 was $205,912. Our general and administrative expenses were the single largest item on our Statement of Operations. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal quarters as we reduce prepaid expenses and develop efficiencies in our operations.

We had a net loss of $19,317, or $(0.00) per share, for the fiscal quarter ended March 31, 2008, compared to a net loss of $65,605, or $(0.01) per share, for the fiscal quarter ended March 31, 2007. We had a net loss of $18,470, or $(0.00) per share, for the six months ended March 31, 2008, compared to a net loss of $101,437, or $(0.01) per share,  for the six months ended March 31, 2007. We have had continuing losses which may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost.

Liquidity and Capital Resources

As of March 31, 2008, we had cash or cash equivalents of $2,366, compared to cash or cash equivalents of $24,785 at March 31, 2007.

Net cash used for operating activities was $12,619 for the six months ended March 31, 2008 compared to $87,281 for the six months ended March 31, 2007. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used for investing activities were $1,750 for the six months ended March 31, 2008, compared to $25,805 for the six months ended March 31, 2007. These activities represent the purchase of equipment for our operations.

Cash flows provided by financing activities were $3,705 for the six months ended March 31, 2008, compared to $15,142 for the six months ended March 31, 2007.

We believe that may need additional financing to provide sufficient capital in the short term for our current level of operations, which includes becoming profitable.

Until the current operations become cash flow positive, our officer and director will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without his assistance.

Our principle source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Colorado  and theU.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

Plan of Operation

We are currently in operation and have been since our inception. We will attempt to operate for the coming fiscal year at a profit or at break even.

Currently, we are conducting business in only one location in the Durango, Colorado area. We have no plans to expand into other locations or areas. We believe that we can achieve profitability as we are presently organized with sufficient catering business.

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

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Durango, Colorado area. Our plan is to operation profitable. We estimate that we must generate at least $50,000 in sales per month to be profitable. We believe that we can be profitable or at break even by the end of our current fiscal year, assuming sufficient sales.

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

* Previously filed

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date May 14, 2008	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer