Form 10QSB
period 2008-06-30
KURRANT FOOD ENTERPRISES, INC.
filed 2008-08-14
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2008

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

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was approximately $617,000. As of August 1, 2008 registrant had outstanding 12,667,533 shares of the registrant's common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

FORM 10-QSB
KURRANT FOOD ENTERPRISES, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC.

ITEM 1. FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2008
ASSETS

Current assets
Cash	$483
Accrued receivables	5,132
Total current assets	5,615

Inventory	3,572
Fixed assets	46,179
Accumulated depreciation	(20,582)
Other assets	-
29,169

Total Assets	$34,784

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$34,988
Notes payable - current - related party	36,836
Notes payable - current	691
Other	1,116
Total current liabilities	73,631

Notes payable	13,958
13,958

Total Liabilities	87,589

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667
Additional paid in capital	249,771
Accumulated deficit	(315,243)

Total Stockholders' Equity	(52,805)

Total Liabilities and Stockholders' Equity	$34,784

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Sales	$49,647	$7,428	$268,811	$182,924
Cost of goods sold	32,669	2,068	159,508	96,793

Gross profit	16,978	5,360	109,303	86,131

Operating expenses:
Depreciation	2,904	2,429	8,391	7,747
General and administrative	43,912	26,044	244,337	135,494
	46,816	28,473	252,728	143,241
Operating - other:
Mgt. fee revenue - related party		12,000		30,500
Gain (loss) on asset sales		(660)		(1,900)
	-	11,340	-	28,600

Gain (loss) from operations	(29,838)	(11,773)	(143,425)	(28,510)

Other income (expense):
Gain on write-off reversal			13,967
Interest income				11
Interest expense	(1,111)	(1,167)	(2,928)	(2,911)
	(1,111)	(1,167)	11,039	(2,900)

Income (loss) before
provision for income taxes	(30,949)	(12,940)	(132,386)	(31,410)

Provision for income tax	-	-	-	-

Net income (loss)	$(30,949)	$(12,940)	$(132,386)	$(31,410)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	12,667,533	12,667,533	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2007	June 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(132,386)	$(31,410)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	8,391	7,747
Accrued receivables	20,973	35,643
Employee advances	(14,300)
Prepaid expenses	(14,020)	10,873
Inventory	(2,001)	2,751
Other assets		2,100
Loss on asset disposals		1,900
Accrued payables	23,109	(49,551)
Related party payables	20,485
Other liabilities		1,116
Net cash provided by (used for)
operating activities	(89,749)	(18,831)

Cash Flows From Investing Activities:
Fixed assets - sales	(25,805)	1,750
Net cash provided by (used for)
investing activities	(25,805)	1,750

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2007	June 30, 2008

Cash Flows From Financing Activities:
Sales of common stock
Paid in capital
Stock subscription payable	(200)
Notes payable - borrowings	18,576	15,000
Notes payable - payments	(4,766)	(6,966)
Net cash provided by (used for)
financing activities	13,610	8,034

Net Increase (Decrease) In Cash	(101,944)	(9,047)

Cash At The Beginning Of The Period	122,729	9,530

Cash At The End Of The Period	$20,785	$483

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$843	$1,075
Cash paid for income taxes	$-	$-

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005. For the three months ended June 30, 2008, we had a loss of $12,940  on sales of $ 7,428. For the nine months ended June 30, 2008, we had a loss of $31,410 on sales of $182,924. We have limited operating history upon which an evaluation of our future success or failure can be made.

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

WE ARE CURRENTLY CONTROLLED BY CHRISTOPHER BELL, OUR LARGEST SHAREHOLDER AND WILL CONTINUE TO BE CONTROLLED BY MR. BELL IN THE FUTURE.

Of the shares which are issued and outstanding, Mr. Bell owns a total of 10,200,000 shares, or approximately 83% together. Mr. Bell  will continue to control us for the foreseeable future. The control by Mr. Bell means that he may make decisions for us with which you may disagree or that you may feel is not in our best interests.

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

Results of Operations

The following discussion involves our results of operations for the three months ended June 30, 2008 and June 30, 2007 and for the nine months ended June 30, 2008 and June 30, 2007. For the three months ended June 30, 2008 we had sales of $7.428, compared to sales of $49,647 for the three months ended June 30, 2007. For the nine months ended June 30, 2008 we had sales of $182,924, compared to sales of $268,811 for the nine months ended June 30, 2007.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the three months ended June 30, 2008 was $2,068, or approximately 27.4 % of sales. Our costs of goods for the three months ended June 30, 2007 was $32,669, or approximately 66% of sales. Our costs of goods for the nine months ended June 30, 2008 was $96,793, or approximately 52.9% of sales. Our costs of goods for the nine months ended June 30, 2007 was $159,508, or approximately 59% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the three months ended June 30, 2008 was $5,360, or approximately  72.6 % of sales. Our gross profit for the three months ended June 30, 2007 was $16,978, or approximately 34% of sales. Our gross profit for the nine months ended June 30, 2008 was $86,131, or approximately  47.1 % of sales. Our gross profit for the nine months ended June 30, 2007 was $109,303, or approximately 41% of sales. Within the past year, we have seen an increase in food and beverage costs which has reduced our gross profit margin. So far, we have not yet been able to pass along to our clients. However, we expect to begin to pass along these cost increases, which should lower our cost of goods as a percentage of sales and increase our gross profit.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2008 was $28,473. Operating Expenses for the three months ended June 30, 2007 was $46,816. Operating expenses for the nine months ended June 30, 2008 was $143,241. Operating Expenses for the nine months ended June 30, 2007 was $252,728. The major component of these general and administrative expenses were payments to independent contractors, salaries and associated payroll costs, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense has stabilized as we continue to develop efficiencies in our operations. In addition, we have not had the level of professional fees this year as compared to last year when we were engaged in our public offering.

We had a net loss of $12,940, or $(0.00) per share, for the three months ended June 30, 2008, compared to a net loss of $30,949, or $(0.00) per share, for the three months ended June 30, 2007. We had a net loss of $31,410 , or $(0.00) per share, for the nine months ended June 30, 2008, compared to a net loss of $132,386, or $(0.01) per share, for the nine months ended June 30, 2007. We continue to have losses as we attempt to increase our revenue base.

However, we believe that our operational costs should remain fairly constant as sales improve. We plan to increase certain charges to pass along the increase in food and beverage costs. As result, our gross profit margin should improve. Therefore, each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. W do not expect to be profitable by the end of fiscal year 2008 but anticipate that we can be profitable some time in fiscal year 2008.

Liquidity and Capital Resources

As of June 30, 2008, we had cash or cash equivalents of $ 483, compared to cash or cash equivalents of $20,785at June 30, 2007.

Net cash used for operating activities was $18,831 for the nine months ended June 30, 2008 compared to $89,749 for the nine months ended June 30, 2007. The increase is attributable to additional employee advances and prepaid expenses.

Cash flows provided by investing activities were $1,750 for the nine months ended June 30, 2008, compared to cash used of $25,805 for the nine months ended June 30, 2007.

Cash flows from financing activities were $ 8,034 for the nine months ended June 30, 2008, compared to $13,610 for the nine months ended June 30, 2007.

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

* Previously filed

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the three months ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date August 14, 2008	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer