Form 10KSB
period 2008-09-30
KURRANT FOOD ENTERPRISES, INC.
filed 2009-01-09
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended:  September 30, 2008

Commission File No. 0-1346352

KURRANT FOOD ENTERPRISES, INC.
 (Exact Name of Registrant as specified in its charter)

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
Yes [ ] No [X]

Registrant's revenues for its most recent fiscal year were $181,455. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 1, 2008 was approximately $78,400. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, December 1, 2008, was 12,667,533.

FORM 10-KSB

Kurrant Food Enterprises, Inc.

INDEX

Page

PART I

Item 1. Description of Business	3

Item 2. Description of Property	10

Item 3. Legal Proceedings	10

Item 4. Submission of Matters to a Vote of Security Holders	10

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 7. Financial Statements	17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	30

Item 8A(T). Controls and Procedures	30

Item 8B. Other Information	31

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	31

Item 10. Executive Compensation	32

Item 11. Security Ownership of Certain Beneficial Owners and Management	32

Item 12. Certain Relationships and Related Transactions	32

Item 13. Exhibits and Reports on Form 8-K	33

Item 14. Principal Accountant Fees and Services	34

Financial Statements pages	17

Signatures	34

References in this document to "us," "we," or "Company" refer to Kurrant Food Enterprises, Inc. and includes our wholly-owned subsidiary, Kurrant Cuisine Enterprises, Inc

Forward-Looking Statements

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

THIS IS A COMPANY WITH A HISTORY OF LOSSES. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

For the year ended September 30, 2008, we had a loss of $28,106 on sales of $181,455. For the year ended September 30, 2007, we had a loss of $151,601 on sales of $454,514.We have limited operating history upon which an evaluation of our future success or failure can be made. However, we have a history of losses. As a result, investment in our company is inherently risky.

BECAUSE WE HAD LOSSES AND HAVE A WORKING CAPITAL DEFICIT, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the fiscal year ended September 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will purchase our catering services; and

●	our ability to generate revenues.

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

WE ARE CURRENTLY CONTROLLED BY CHRISTOPHER BELL, OUR LARGEST SHAREHOLDER AND WILL CONTINUE TO BE CONTROLLED BY MR. BELL IN THE FUTURE.

Of the shares which are issued and outstanding, Mr. Bell owns a total of 10,100,000 shares, or approximately 83% together. Mr. Bell will continue to control us for the foreseeable future. The control by Mr. Bell means that he may make decisions for us with which you may disagree or that you may feel is not in our best interests.

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

Kurrant Mobile Catering, Inc. is a corporation which we formed under the laws of the State of Colorado on November 15, 2007. On November 30, 2007, our directors approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Kurrant Mobile Catering, Inc. to our shareholders of record on January 10, 2008 on a pro rata basis. Since our business is related to the proposed activities of Kurrant Mobile Catering, Inc., our directors decided it was in our best interests to spin-off Kurrant Mobile Catering, Inc. to minimize any potential of conflict of interest.  We distributed the Kurrant Mobile Catering, Inc. shares on or about February 12, 2008.

Our headquarters are located at 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (970) 247-4980. Our fiscal year end is September 30th.

Overview of our Operations

Our operations focus on two different customer segments. The first segment is social catering, which is composed of individuals who contract for private events, such as cocktail parties and buffet dinners. The other segment is business catering, which is composed of companies which use catering services primarily for breakfasts, lunches and meetings.

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

In 2008, we began a management project of a restaurant in Durango, Colorado. This restaurant is known as the Swing at Dalton Ranch Restaurant. We receive a management fee of $ 4,000 per month under an oral management agreement, which is terminable at will.

Operations, Management and Employees

We believe that initially operating from one location will be central to our overall success. We currently concentrate our operations in the Durango, Colorado area. We have no plans to operate in additional locations.

We have one full-time employee, our President, Mr. Bell. As we expand, we intend to hire additional employees. We also use part-time independent help for specific events. However, we have no present plans to do so. We typically hire part-time help as needed from time-to-time for specific events.

While Mr. Bell, our President, has had extensive catering experience, we must eventually recruit additional personnel. We will strive to maintain quality and consistency through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, customer service, and maintenance of our facilities. We believe that we will be able to attract high quality, experienced personnel by paying competitive wages and salaries.

Marketing and Promotion

We plan to market through direct contact with prospective customers. We have no sales representative who solicits potential clients. However, Mr. Bell, our President, uses his contacts to generate the initial customers and will attempt to develop repeat business from catering events.

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

Employees and Employment Agreements

We have one full-time employee, our President, Mr. Bell. We reimburse him for any out-of-pocket expenses he incurs on our behalf. In addition, in the future, we may approve additional payment of salaries for our management, but currently, no such plans have been approved. We do not currently pay for vacation, holidays or provide major medical coverage. None of our officers or directors is a party to any employment agreement. However, we may adopt such plans in the future. We also use part-time help for specific events.

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

Our investor relations department can be contacted at our principal executive office located at our principal office 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (970) 247-4980. We have a website at www.kurrantcatering.com.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own a van and a delivery truck, as well as office equipment. We have an oral month-to-month lease on our office at 194 Hermosa Circle, Durango, Colorado 81301. We do not pay for this lease.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)   PRINCIPAL MARKET OR MARKET

Our common stock has traded on the NASD Over-the-Counter Bulletin Board since August, 2007. Currently, our common stock trades under the symbol KRTF. The following represent  the high and low bid quotation for the Company’s common stock for the fourth quarter period in 2007 and for the fiscal year ended September 30, 2008.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Year Ending September 30, 2008	High	Low
First Quarter	$.35	$.25
Second Quarter	.35	.25
Third Quarter	.20	.05
Fourth Quarter	.10	.05

Year Ended September 30, 2007	High	Low
Fourth Quarter	$0.35	$0.22

(b)   APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of December 1, 2008, a total of 12,667,533 shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was one hundred.

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

Results of Operations

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a catering business and our ability to generate revenues.

We began our operations in May, 2005. For the fiscal year ended September 30, 2008, we had sales of $181,455, compared to sales of $454,514 for year ended September 30, 2007.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal year ended September 30, 2008 was $103,186  or approximately 56.9 % of sales. Our costs of goods for the fiscal year ended September 30, 2007 was $252,046 or approximately 55.5 % of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal year ended September 30, 2008 was $121,769, which included management fee revenue. Our gross profit for the fiscal year ended September 30, 2007 was $202,468, which did not include management fee revenue.

In 2008, we began a management project of a restaurant in Durango, Colorado. This restaurant is known as the Swing at Dalton Ranch Restaurant. We receive a management fee of $ 4,000 per month under an oral management agreement, which is terminable at will.

The major components of operating expenses include salaries and associated payroll costs, professional fees, rent and telephone expenses.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal year ended September 30, 2008 were $139,069. Operating Expenses for the fiscal year ended September 30, 2007 were $348,510. Our general and administrative expenses were the single largest item of our operating expenses. The major components of these general and administrative expenses were salaries and associated payroll costs and professional fees. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year but will remain largely composed of salaries and associated payroll costs.

We had a net loss of $28,106 ($0.00 per share) for the fiscal year ended September 30, 2008, compared to a net loss of $151,601 ($0.01 per share) for the fiscal year ended September 30, 2007. While we have been able to substantially reduce our losses, we have had several years of losses and our losses may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost.

Liquidity and Capital Resources

As of September 30, 2008, we had cash or cash equivalents of $463, compared to cash or cash equivalents of $9,530 at September 30, 2007.

Net cash used in operating activities was $20,660 for the fiscal year ended September 30, 2008, compared to $115,811 for the fiscal year ended September 30, 2007. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows provided by investing activities were $1,750 for the fiscal year ended September 30, 2008, compared to cash flows used in investing activities of $25,805 for the fiscal year ended September 30, 2007. These activities represent the purchase of equipment for our operations in 2007 and the sale of equipment in 2008.

Cash flows provided by financing activities were $9,843 for the fiscal year ended September 30, 2008, compared to cash flows provided by financing activities of $28,417 for the fiscal year ended September 30, 2007. The cash flows in 2007and 2008 were each related to borrowings to finance our operations.

Over the next twelve months we do not plan to have any material  capital costs.

Our recent public offering provided sufficient capital in the short term for our current level of operations.  However,  we anticipate needing to raise additional capital resources in the next twelve months.  Until our current operations become cash flow positive, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance and no definitive plans to do raise additional capital.

Our principal source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Colorado and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

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

Our recent public offering provided sufficient capital in the short term for our current level of operations However,  we anticipate needing to raise additional capital resources in the next twelve months.  Until our current operations become cash flow positive, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance and no definitive plans to do raise additional capital.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Durango, Colorado area. Our plan is to operate in a profitable manner. We estimate that we must generate at least $50,000 in sales per month to be profitable. We generated approximately $15,000 in sales per month for the fiscal year ended September 30, 2008.We generated approximately $38,000 in sales per month for the fiscal year ended September 30, 2007.

Our goal is to be profitable or at break even by the end of our next fiscal year, assuming sufficient sales.

We anticipate the need to raise additional capital resources in the next twelve months unless we are more successful than we have anticipated, and we determine to expand further go into other cities in this period. In such a case, we expect the source of such funding to be generated internally or and through another offering.

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

ITEM 7. FINANCIAL STATEMENTS.

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
& September 30, 2008

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	19

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	20
Consolidated statements of operation	21
Consolidated statements of stockholders' equity	22
Consolidated statements of cash flows	23
Notes to consolidated financial statements	25

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kurrant Food Enterprises, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of Kurrant Food Enterprises, Inc. as of September 30, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kurrant Food Enterprises, Inc. as of September 30, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                                                               /s/ Ronald R. Chadwick, P.C.
December 15, 2008                                                                           RONALD R. CHADWICK, P.C.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET

	Sept. 30, 2007	Sept. 30, 2008
ASSETS

Current assets
Cash	$9,530	$463
Accrued receivables	40,375	1,125
Total current assets	49,905	1,588

Inventory	6,323	-
Fixed assets	56,490	46,179
Accumulated depreciation	(19,096)	(22,781)
Prepaid expenses	10,873
Due from related party		210
Other assets	2,100
	56,690	23,608

Total Assets	$106,595	$25,196

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$81,907	$18,583
Related party payables	2,632	2,820
Notes payable - current - related party	11,606	39,336
Notes payable - current	2,657	2,903
Total current liabilities	98,802	63,642

Notes payable - related party	15,230
Notes payable	13,958	11,055
	29,188	11,055

Total Liabilities	127,990	74,697

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667	12,667
Additional paid in capital	249,771	249,771
Accumulated deficit	(283,833)	(311,939)

Total Stockholders' Equity	(21,395)	(49,501)

Total Liabilities and Stockholders' Equity	$106,595	$25,196

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Sept. 30, 2007	Sept. 30, 2008

Sales	$454,514	$181,455
Cost of goods sold	252,046	103,186
	202,468	78,269
Management fee revenue - related party		43,500
Gross profit	202,468	121,769

Operating expenses:
Depreciation	11,907	9,946
General and administrative	336,603	129,123
	348,510	139,069
Operating - other:
Gain (loss) on asset disposals		(1,900)

Gain (loss) from operations	(146,042)	(19,200)

Other income (expense):
Interest income	11	19
Interest expense	(5,570)	(8,925)
	(5,559)	(8,906)

Income (loss) before
provision for income taxes	(151,601)	(28,106)

Provision for income tax	-	-

Net income (loss)	$(151,601)	$(28,106)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Par $.001	Paid In	Accumulated	holders'
	Shares	Amount	Capital	Deficit	Equity

Balances at September 30, 2006	12,667,533	$12,667	$249,771	$(132,232)	$130,206

Gain (loss) for the period				(151,601)	(151,601)

Balances at September 30, 2007	12,667,533	$12,667	$249,771	$(283,833)	$(21,395)

Gain (loss) for the period				(28,106)	(28,106)

Balances at September 30, 2008	12,667,533	$12,667	$249,771	$(311,939)	$(49,501)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Sept. 30, 2007	Sept. 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(151,601)	$(28,106)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	11,907	9,946
Accrued receivables	(10,022)	37,304
Other assets		2,100
Prepaid expenses	(10,873)	10,873
Accrued payables	45,525	(63,136)
Inventory	(747)	6,323
Write offs		2,136
Loss on disposal		1,900
Net cash provided by (used for)
operating activities	(115,811)	(20,660)

Cash Flows From Investing Activities:
Fixed assets - purchases	(25,805)
Fixed assets - disposals		1,750
Net cash provided by (used for)
investing activities	(25,805)	1,750

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Sept. 30, 2007	Sept. 30, 2007

Cash Flows From Financing Activities:
Sales of common stock
Paid in capital
Stock subscription payable
Notes payable - borrowings	70,412	17,500
Notes payable - payments	(41,995)	(7,657)
Net cash provided by (used for)
financing activities	28,417	9,843

Net Increase (Decrease) In Cash	(113,199)	(9,067)

Cash At The Beginning Of The Period	122,729	9,530

Cash At The End Of The Period	$9,530	$463

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$4,624	$6,037
Cash paid for income taxes	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2007 and 2008 the Company had no balance in its allowance for doubtful accounts.

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

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	Sept. 30,	Sept. 30,
	2007	2008

Vehicles	$46,149	$39,224
Furniture & fixtures	1,486	1,486
Computers	8,438	5,052
Other	417	417
	56,490	46,179
Less accumulated depreciation	(19,096)	(22,781)
Total	$37,394	$23,398

NOTE 3. LEASE COMMITMENTS AND CONTINGENCIES

The Company through December 2007 rented kitchen space under a month to month lease, with rent expense under the lease in 2007 and 2008 of $29,450 and $6,671.

In March 2007 the Company extended an office space lease for two years through March 2009. The lease called for monthly payments of $540 to $577 per month plus costs. At the end of September 2007, future payments due in 2008 and 2009 for the office lease were approximately $6,700 and $3,500 ($10,200 total). The Company ceased to occupy the space in December 2007 due to the landlord’s bankruptcy and is currently in negotiations with the former landlord over amounts due under the lease. Through January 2008 the landlord had presented the Company with approximately $4,000 in unresolved amounts due under the lease, which the Company disputes and does not include in its accounts payable at September 30, 2008. The Company recorded rent expense of $6,248 and $1,875 in 2007 and 2008 from the office lease.

The Company for part of 2008 leased a vehicle on a verbal month to month basis from a related party at $250 per month. Lease expense under this arrangement in 2008 was $2,150.

The Company is currently in negotiations over a disputed equipment rental payable of approximately $3,600, which is not included in its accounts payable at September 30, 2008.

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

At September 30, 2007 the Company had a $16,615 note payable outstanding to a finance company, collateralized by Company equipment, guaranteed by a Company officer, bearing interest at 8.9% per annum, due in November 2012, with principal and interest payments of $335 per month. The Company also had a $26,836 note payable outstanding to an officer, unsecured, bearing interest at 6.5% per annum, due in July 2009, with interest only payments of $145 per month scheduled through January 2008, then principal and interest payments of $1,569 scheduled through July 2009 plus any remainder due. Interest expense from notes payable was $5,570 in 2007. At September 30, 2008 the Company had a $13,958 note payable outstanding to a finance company, collateralized by Company equipment, guaranteed by a Company officer, bearing interest at 8.9% per annum, due in November 2012, with principal and interest payments of $335 per month. The Company also had $39,336 in notes payable outstanding to an officer and another related party, unsecured, bearing interest at 10% per annum, due on demand, with interest only payments due by December 31 beginning in 2008. Interest expense from notes payable was $5,570 and $4,366 in 2007 and 2008, with accrued interest payable of $404 and $3,292 at September 30, 2007 and 2008. The fair value of the notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 2007 and 2008 the fair value of the notes payable approximates the amount recorded in the financial statements. Future amounts due under all notes payable are for fiscal years ending on September 30:  2009 $42,239, 2010 $3,172, 2011 $3,466, 2012 $3,788 and 2013 $629 (total $53,294).

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

The Company accounts for income taxes pursuant to SFAS 109. The components of the Company’s deferred tax assets and liabilities are as follows:

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES (Continued)

	September 30,	September 30,
	2007	2008

Deferred tax liability	$-	$-
Deferred tax asset arising from:
Net operating loss carryforwards	55,533	61,200
	55,533	61,200
Valuation allowance	(55,533)	(61,200)

Net Deferred Taxes	$-	$-

Income taxes at Federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	September 30,	September 30,
	2007	2008

Tax at federal statutory rate (15%)	$(22,740)	$(4,297)
State income tax (5%)	(7,580)	(1,432)
Book to tax differences	631	62
Change in valuation allowance	29,689	5,667

	$-	$-

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

ITEM 8A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of September 30, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as September 30, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Director and Executive Officer, his age and positions held with us as of December 1, 2008 are as follows:

NAME	AGE	POSITION HELD
Christopher Bell	32	President, Chief Executive
194 Hermosa Circle Durango, Colorado 80205		Officer, Secretary Treasurer, and Chief Financial Officer

The person named above is expected to hold said offices/positions until the next annual meeting of our stockholders. He cannot be considered to be a independent director.

Background Information about Our Officers and Directors

Christopher Bell has been the President, Chief Executive Officer, Treasurer, Chief Financial Officer and a Director of our company since inception in May, 2005. He became our Secretary in 2008. In college, he worked for two years at Strater Hotel in Durango, Colorado, from 1997 to 1999. From 1999 to 2001, he was a Sous Chef at E.O.'s Chop House in Durango, CO. (a 4 star rated restaurant). From 2002 to 2005, he worked for Footers Catering, a catering company in Denver, Colorado as the Executive Chef until co-founding our company. Mr. Bell received a B.A. in Business Administration and Tourism and Resort Management at Fort Lewis College in Durango, CO. He will devote a minimum of forty hours per week to our operations.

Item 10. EXECUTIVE COMPENSATION

Mr. Bell is compensated for the work he performs on our behalf. Mr. Bell receives a fixed salary of $4,000 per month as total compensation.

In addition, our officer and director is reimbursed for any out-of-pocket expenses he incurs on our behalf. In the future, we may approve payment of salaries for our management, but currently, no such plans have been approved. For our full-time office employees, we pay for vacation and holidays but do not provide major medical coverage. In addition, none of our officers, directors or employees is a party to any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 1, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 12,667,533 common shares were issued and outstanding as of December 1, 2008.

Name and Address	No. of
Beneficial	Shares	Percentage
Owner (1)	Owned	of Ownership

Christopher Bell (2)	10,100,000	79.7%
194 Hermosa Circle
Durango, Colorado 80205

_____________
All Officers and	10,100,000	79.7%
Directors as a Group
(one person)

 _____________

(1)  All shares of owned of record.

_____________

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Bell had an option to purchase 5,000,000 shares of Mr. Thompson's common stock for a period beginning May 4, 2005 and ending May 4, 2009.  This option has been exercised.

At September 30, 2007 we had a $16,615 note payable outstanding to a finance company, collateralized by our equipment, guaranteed by Mr. Bell, bearing interest at 8.9% per annum, due in November 2012, with principal and interest payments of $335 per month. We also had a $21,836 note payable outstanding to Mr. Bell, unsecured, bearing interest at 6.5% per annum, due in July 2009, with interest only payments of $145 per month scheduled through January 2008, then principal and interest payments of $1,569 scheduled through July 2009 plus any remainder due. Interest expense from notes payable was $5,570 in 2007. At September 30, 2008 we had a $13,958 note payable outstanding to a finance company, collateralized by our equipment, guaranteed by Mr. Bell, bearing interest at 8.9% per annum, due in November 2012, with principal and interest payments of $335 per month. We also had $39,336 in notes payable outstanding to Mr. Bell and Mr. Huttner, unsecured, bearing interest at 10% per annum, due on demand, with interest only payments due by December 31 beginning in 2008. Interest expense from notes payable was $5,570 and $4,366 in 2007 and 2008, with accrued interest payable of $404 and $3,292 at September 30, 2007 and 2008. The fair value of the notes payable is estimated based on the current rates offered to us for debt of the same remaining maturities. At September 30, 2007 and 2008 the fair value of the notes payable approximates the amount recorded in the financial statements. Future amounts due under all notes payable are for fiscal years ending on September 30:  2009 $42,239, 2010 $3,172, 2011 $3,466, 2012 $3,788 and 2013 $629 (total $53,294).

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

___________

* Previously filed, Form SB-2, December 9, 2005

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2008.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, was paid an aggregate of $12,200 for the fiscal year ended September 30, 2008 and an aggregate of $12,100 for the fiscal year ended September 30, 2007 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KURRANT FOOD ENTERPRISES, INC.
Date: January 8, 2009	By:	/s/ Christopher Bell
Christopher Bell, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: January 8, 2009	By:	/s/ Christopher Bell
Christopher Bell
Director, Treasurer and Chief Financial Officer