Form 10-Q
period 2008-12-31
KURRANT FOOD ENTERPRISES, INC.
filed 2009-02-10
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2008

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52210

KURRANT FOOD ENTERPRISES, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-3902781
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

194 Hermosa Circle
Durango, Colorado	80631
(Address of principal executive offices)	(zip code)

(970) 247-4980
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of February 9, 2009 registrant had outstanding 12,667,533 shares of the registrant's common stock.

FORM 10-Q
KURRANT FOOD ENTERPRISES, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2008

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

		Dec. 31, 2008
	Sept. 30, 2008	(Unaudited)
ASSETS

Current assets
Cash	$463	$174
Accrued receivables	1,125	725
Total current assets	1,588	899

Fixed assets	46,179	46,179
Accumulated depreciation	(22,781)	(25,129)
Prepaid expenses
Due from related party	210	210
Other assets
	23,608	21,260

Total Assets	$25,196	$22,159

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$18,583	$20,408
Related party payables	2,820	2,820
Notes payable - current - related party	39,336	48,400
Notes payable - current	2,903	2,201
Total current liabilities	63,642	73,829

Notes payable	11,055	11,055
	11,055	11,055

Total Liabilities	74,697	84,884

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667	12,667
Additional paid in capital	249,771	249,771
Accumulated deficit	(311,939)	(325,163)

Total Stockholders' Equity	(49,501)	(62,725)

Total Liabilities and Stockholders' Equity	$25,196	$22,159

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2008

Sales	$175,882	$8,000
Cost of goods sold	88,225	-

Gross profit	87,657	8,000

Operating expenses:
Depreciation	2,977	2,348
General and administrative	83,041	17,273
	86,018	19,621

Gain (loss) from operations	1,639	(11,621)

Other income (expense):
Interest income	11	-
Interest expense	(803)	(1,603)
	(792)	(1,603)
Income (loss) before
provision for income taxes	847	(13,224)

Provision for income tax	-	-

Net income (loss)	$847	$(13,224)

Net income (loss) per share
(Basic and fully diluted)	$0.00	$(0.00)

Weighted average number of
common shares outstanding	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$847	$(13,224)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	2,977	2,348
Accrued receivables	6,099	400
Prepaid expenses	10,873	-
Inventory	2,026	-
Other assets	(2,502)	-
Accrued payables	(17,725)	1,825
Net cash provided by (used for)
operating activities	2,595	(8,651)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2008

Cash Flows From Financing Activities:
Sales of common stock
Paid in capital
Stock subscription payable
Notes payable - borrowings	-	9,064
Notes payable - payments	(638)	(702)
Net cash provided by (used for)
financing activities	(638)	8,362

Net Increase (Decrease) In Cash	1,957	(289)

Cash At The Beginning Of The Period	9,530	463

Cash At The End Of The Period	$11,487	$174

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,144	$304
Cash paid for income taxes	$-	$-

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

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB, Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended December 31, 2008 and December 31, 2007. For the fiscal quarter ended December 31, 2008 we had sales of $8,000, compared to sales of $175,882 for the fiscal quarter ended December 31, 2007.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended December 31, 2008 was $-0-. Our costs of goods for the fiscal quarter ended December 31, 2007 was $88,225.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended December 31, 2008 was $8,000. Our gross profit for the fiscal quarter ended December 31, 2007 was $87,657.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal quarter ended December 31, 2008 was $19,621. Operating Expenses for the fiscal quarter ended December 31, 2007 was $86,018. Our general and administrative expenses remains the single largest item on our Statement of Operations. The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal quarters as we reduce prepaid expenses and develop efficiencies in our operations.

We had a net loss of $13,224, or $(0.00) per share, for the fiscal quarter ended December 31, 2008, compared to a net profit of $847, or $(0.00) per share, for the fiscal quarter ended December 31, 2007. While we were profitable in the first fiscal quarter last year, we continue to have losses.  It is too early to determine if we will be profitable for this fiscal year.

Liquidity and Capital Resources

As of December 31, 2008, we had cash or cash equivalents of $174, compared to cash or cash equivalents of $11,487 at December 31, 2007.

Net cash used for operating activities was $8,651 for the three months ended December 31, 2008 compared to net cash provided by operating activities of $2,595 for the three months ended December 31, 2007.

Cash flows used for investing activities were-0- for the three months ended December 31, 2008, compared to $-0- for the three months ended December 31, 2007.

Cash flows provided by financing activities were $8,362 for the three months ended December 31, 2008, compared cash flows used for financing activities of $638 for the three months ended December 31, 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Durango, Colorado. For the three months ended December 31, 2008, we had a net loss of $13,224 on sales of $8,000. For the three months ended December 31, 2007, we had net income of $847 on sales of $175,882. We have limited operating history upon which an evaluation of our future success or failure can be made.

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

WE ARE CURRENTLY CONTROLLED BY CHRISTOPHER BELL, OUR LARGEST SHAREHOLDER AND WILL CONTINUE TO BE CONTROLLED BY MR. BELL IN THE FUTURE.

Of the shares which are issued and outstanding, Mr. Bell owns a total of 10,200,000 shares, or approximately 83%. Mr. Bell will continue to control us for the foreseeable future. The control by Mr. Bell means that he may make decisions for us with which you may disagree or that you may feel is not in our best interests.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

3.1*	Articles of Incorporation
3.2*	Bylaws
21 *	List of Subsidiaries.
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date February 10, 2009	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer