Form 10-Q
period 2009-03-31
KURRANT FOOD ENTERPRISES, INC.
filed 2009-05-08
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

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

As of April 1, 2009 registrant had outstanding 12,667,533 shares of the registrant's common stock.

FORM 10-Q
KURRANT FOOD ENTERPRISES, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2009

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

		Mar. 31, 2009
	Sept. 30, 2008	(Unaudited)
ASSETS

Current assets
Cash	$463	$45
Accrued receivables	1,125	-
Total current assets	1,588	45

Fixed assets	46,179	43,622
Accumulated depreciation	(22,781)	(26,181)
Due from related party	210	-
	23,608	17,441

Total Assets	$25,196	$17,486

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$18,583	$7,765
Related party payables	2,820	2,820
Notes payable - current - related party	39,336	80,713
Notes payable - current	2,903	1,503
Total current liabilities	63,642	92,801

Notes payable	11,055	11,055
	11,055	11,055

Total Liabilities	74,697	103,856

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667	12,667
Additional paid in capital	249,771	249,771
Accumulated deficit	(311,939)	(348,808)

Total Stockholders' Equity	(49,501)	(86,370)

Total Liabilities and Stockholders' Equity	$25,196	$17,486

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2008	Mar. 31, 2009

Sales	$3,614	$-	$175,496	$-
Cost of goods sold	-	-	94,725	-

Gross profit	3,614	-	80,771	-

Operating expenses:
Depreciation	2,341	1,866	5,318	4,214
General and administrative	34,149	18,618	109,450	35,891
	36,490	20,484	114,768	40,105
Operating - other:
Mgt. Fee revenue - related party	14,500		18,500	8,000
Gain (loss) on assest sales		757	(1,240)	757
	14,500	757	17,260	8,757

Gain (loss) from operations	(18,376)	(19,727)	(16,737)	(31,348)

Other income (expense):
Interest income	-	-	11	-
Interest expense	(941)	(3,918)	(1,744)	(5,521)
	(941)	(3,918)	(1,733)	(5,521)
Income (loss) before
provision for income taxes	(19,317)	(23,645)	(18,470)	(36,869)

Provision for income tax	-	-	-	-

Net income (loss)	$(19,317)	$(23,645)	$(18,470)	$(36,869)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	12,667,533	12,667,533	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended
	Mar. 31, 2008	Mar. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(18,470)	$(36,869)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	5,318	4,214
Accrued receivables	30,527	1,125
Prepaid expenses	10,873
Inventory	2,751
Other assets	(213)	210
(Gain) loss on asset sale	1,240	(757)
Accrued payables	(45,761)	(10,818)
Other Liabilities	1,116
Net cash provided by (used for)
operating activities	(12,619)	(42,895)

Cash Flows From Investing Activities:
Fixed assests - sales	1,750	2,500
Net cash provided by (used for)
investing activities	1,750	2,500

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	10,000	42,806
Notes payable - payments	(6,295)	(2,829)
Net cash provided by (used for)
financing activities	3,705	39,977

Net Increase (Decrease) In Cash	(7,164)	(418)

Cash At The Beginning Of The Period	9,530	463

Cash At The End Of The Period	$2,366	$45

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$736	$1,485
Cash paid for income taxes	$-	$-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Overview and History

Kurrant Food Enterprises, Inc. was incorporated in the State of Colorado on May 3, 2005. We develop, own, and operate a catering business in Colorado through our subsidiary corporation, Kurrant Cuisine Enterprises, Inc. Until 2007, we operated primarily in the Denver, Colorado metropolitan area. Since 2007, we have operated primarily in the Durango, Colorado area. We plan to expand our operations to other lines of business in the food industry, such as production of food products. However, we have no definitive plans to be involved in any other activities at the present time other than our catering business.

Through our catering business, we organize and cater a number of different events, from cocktail parties, to buffets of various kinds, to multi-course plated dinners.

Our headquarters are located at 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (970) 247-4980. Our fiscal year end is September 30th.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended March 31, 2009 and March 31, 2008 and for the six months ended March 31, 2009 and March 31, 2008. For the fiscal quarter ended March 31, 2009 we had sales of $-0- , compared to sales of $3,614 for the fiscal quarter ended March 31, 2008. For the six months ended March 31, 2009 we had sales of $-0-, compared to sales of $175,496 for the six months ended March 31, 2008.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended March 31, 2009 was $-0-. Our costs of goods for the fiscal quarter ended March 31, 2008 was $94,725. Our costs of goods for the six months ended March 31, 2009 was $-0- . Our costs of goods for the six months ended March 31, 2008 was $94,725.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended March 31, 2009 was $-0- . Our gross profit for the fiscal quarter ended March 31, 2008 was $3,614. Our gross profit for the six months ended March 31, 2009 was $-0-. Our gross profit for the six months ended March 31, 2008 was $80,771.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses. Operating expenses, which includes depreciation and general and administrative expenses for the fiscal quarter ended March 31, 2009 was $20,484. Operating expenses for the fiscal quarter ended March 31, 2008 was $36,490. Operating expenses for the six months ended March 31, 2009 was $40,105. Operating expenses for the six months ended March 31, 2008 was $114,768. Our general and administrative expenses were the single largest item on our Statement of Operations. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal quarters as we reduce prepaid expenses and develop efficiencies in our operations.

We had a net loss of $23,645, or $(0.00) per share, for the fiscal quarter ended March 31, 2009, compared to a net loss of $19,317, or $(0.00) per share, for the fiscal quarter ended March 31, 2008. We had a net loss of $36,869, or $(0.00) per share, for the six months ended March 31, 2009, compared to a net loss of $18,470, or $(0.00) per share,  for the six months ended March 31, 2008. We have had continuing losses which may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost.

Liquidity and Capital Resources

As of March 31, 2009, we had cash or cash equivalents of $45, compared to cash or cash equivalents of $2,366 at March 31, 2008.

Net cash used for operating activities was $42,895 for the six months ended March 31, 2009 compared to $12,619 for the six months ended March 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used for investing activities were $2,500 for the six months ended March 31, 2009, compared to $1,750 for the six months ended March 31, 2008. These activities represent the purchase of equipment for our operations.

Cash flows provided by financing activities were $39,977 for the six months ended March 31, 2009, compared to $3,705 for the six months ended March 31, 2008.

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Durango, Colorado. For the three months ended March 31, 2009, we had a net loss of $23,645 on sales of $0.     For the three months ended March 31, 2008, we had a net loss of $19,317 on sales of $3,614. We have limited operating history upon which an evaluation of our future success or failure can be made.

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

WE ARE CURRENTLY CONTROLLED BY CHRISTOPHER BELL, OUR LARGEST SHAREHOLDER AND WILL CONTINUE TO BE CONTROLLED BY MR. BELL IN THE FUTURE.

Of the shares which are issued and outstanding, Mr. Bell owns a total of 10,100,000 shares, or approximately 83%. Mr. Bell will continue to control us for the foreseeable future. The control by Mr. Bell means that he may make decisions for us with which you may disagree or that you may feel is not in our best interests.

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

* Previously filed

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date May 8, 2009	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer