Form 10-Q
period 2009-06-30
KURRANT FOOD ENTERPRISES, INC.
filed 2009-08-14
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2009

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

(303) 349-9616
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of August 1, 2009 registrant had outstanding 12,667,533 shares of the registrant's common stock.

FORM 10-Q
KURRANT FOOD ENTERPRISES, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2009

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

		June 30, 2009
	Sept. 30, 2008	(Unaudited)
ASSETS

Current assets
Cash	$463	$597
Accrued receivables	1,125	-
Total current assets	1,588	597

Fixed assets	46,179	43,622
Accumulated depreciation	(22,781)	(27,110)
Due from related party	210	-
	23,608	16,512

Total Assets	$25,196	$17,109

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$18,583	$7,193
Related party payables	2,820	-
Notes payable - current - related party	39,336	90,958
Notes payable - current	2,903	778
Total current liabilities	63,642	98,929

Notes payable	11,055	11,833
	11,055	11,833

Total Liabilities	74,697	110,762

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667	12,667
Additional paid in capital	249,771	249,771
Accumulated deficit	(311,939)	(356,091)

Total Stockholders' Equity	(49,501)	(93,653)

Total Liabilities and Stockholders' Equity	$25,196	$17,109

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Sales	$7,428	$1,529	$182,924	$1,529
Cost of goods sold	2,068	-	96,793	-

Gross profit	5,360	1,529	86,131	1,529

Operating expenses:
Depreciation	2,429	929	7,747	5,143
General and administrative	26,044	4,675	135,494	40,566
	28,473	5,604	143,241	45,709
Operating - other:
Mgt. Fee revenue - related party	12,000	350	30,500	8,350
Gain (loss) on assest sales	(660)	-	(1,900)	757
	11,340	350	28,600	9,107

Gain (loss) from operations	(11,773)	(3,725)	(28,510)	(35,073)

Other income (expense):
Interest income	-	-	11	-
Interest expense	(1,167)	(3,558)	(2,911)	(9,079)
	(1,167)	(3,558)	(2,900)	(9,079)
Income (loss) before
provision for income taxes	(12,940)	(7,283)	(31,410)	(44,152)

Provision for income tax	-	-	-	-

Net income (loss)	$(12,940)	$(7,283)	$(31,410)	$(44,152)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	12,667,533	12,667,533	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2008	June 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(132,386)	$(44,152)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	8,391	4,329
Accounts receivable	-	1,335
Accrued receivables	20,973	6,523
Prepaid expenses	(14,300)	-
Inventory	(14,020)	-
Fixed assets	-	2,557
Other assets	(2,001)	-
(Gain) loss on asset sale	-	-
Accrued payables	23,109	(17,913)
Relasted party payables	20,485	(2,820)
Other Liabilities	-	-
Net cash provided by (used for)
operating activities	(89,749)	(50,141)

Cash Flows From Investing Activities:
Fixed assests - sales	(25,805)	-
Net cash provided by (used for)
investing activities	(25,805)	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2008	June 30, 2009

Cash Flows From Financing Activities:
Stock subscription payable	(200)	-
Notes payable - borrowings	18,576	73,390
Notes payable - payments	(4,766)	(23,115)
Net cash provided by (used for)
financing activities	13,810	50,275

Net Increase (Decrease) In Cash	(101,944)	134

Cash At The Beginning Of The Period	122,729	463

Cash At The End Of The Period	$20,785	$597

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,075	$4,634
Cash paid for income taxes	$-	$-

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

Within the past fiscal quarter, we have also begun providing consulting services to those businesses within the hospitality industry. This represents an additional line of business to our traditional plan of operation.

Our headquarters are located at 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (303) 349-9616. Our fiscal year end is September 30th.

Results of Operations

The following discussion involves our results of operations for the three months ended June 30, 2009 and June 30, 2008 and for the nine months ended June 30, 2009 and June 30, 2008. For the three months ended June 30, 2009 we had sales of $1,529, compared to sales of $7,428 for the three months ended June 30, 2008. For the nine months ended June 30, 2009 we had sales of $1,529, compared to sales of $182,924 for the nine months ended June 30, 2008.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the three months ended June 30, 2009 was $-0-. Our costs of goods for the three months ended June 30, 2008 was $2,068, or approximately 27.8 % of sales. Our costs of goods for the nine months ended June 30, 2009 was $-0-. Our costs of goods for the nine months ended June 30, 2008 was $96,793, or approximately  52.9 % of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the three months ended June 30, 2009 was $1,529. Our gross profit for the three months ended June 30, 2008 was $5,360, or approximately 72.2% of sales. Our gross profit for the nine months ended June 30, 2009 was $1,529. Our gross profit for the nine months ended June 30, 2008 was $86,131, or approximately  47.1% of sales. Within the past year, we have moved more to providing consulting activities, which are reflected in the lack of cost of goods sold.

 Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2009 was $5,604. Operating Expenses for the three months ended June 30, 2008 was $28,473. Operating expenses for the nine months ended June 30, 2009 was $45,709. Operating Expenses for the nine months ended June 30, 2008 was $143,241. The major component of these general and administrative expenses were payments to independent contractors, salaries and associated payroll costs, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense has stabilized as we continue to develop efficiencies in our operations. In addition, we have not had the level of professional fees this year as compared to last year when we were engaged in our public offering.

We had a net loss of $7,283, or $(0.00) per share, for the three months ended June 30, 2009, compared to a net loss of $12,940, or $(0.00) per share, for the three months ended June 30, 2008. We had a net loss of $44,152, or $(0.00) per share, for the nine months ended June 30, 2009, compared to a net loss of $31,410, or $(0.01) per share, for the nine months ended June 30, 2008. We continue to have losses as we attempt to increase our revenue base.

However, we believe that our operational costs should remain fairly constant as sales improve. We plan to increase certain charges to pass along the increase in food and beverage costs. As result, our gross profit margin should improve. Therefore, each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. We do not expect to be profitable by the end of fiscal year 2009 but anticipate that we can be profitable some time in fiscal year 2010.

Liquidity and Capital Resources

As of June 30, 2009, we had cash or cash equivalents of $597, compared to cash or cash equivalents of $20,785 at June 30, 2008.

Net cash used for operating activities was $50,141 for the nine months ended June 30, 2009 compared to $89,749 for the nine months ended June 30, 2008. The increase is attributable additional employee advances and prepaid expenses.

Cash flows used in investing activities were $-0- for the nine months ended June 30, 2009, compared to $25,805 for the nine months ended June 30, 2008. These activities represent the purchase of equipment for our operations.

Cash flows from financing activities were $50,275 for the nine months ended June 30, 2009, compared to $13,810 for the nine months ended June 30, 2008.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our last public offering  and borrowings will continue to provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. The Huttner 1999 Partnership, LLC, one of our shareholders, has orally agreed to provide such additional funding as may be necessary to us through September 30, 2010. As a result, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until the current operations become cash flow positive, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance.

Our principal source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Durango and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Durango, Colorado. For the three months ended June 30, 2009, we had a net loss of $7,283 on sales of $1,529.     For the nine months ended June 30, 2009, we had a net loss of $44,152 on sales of $1,529. We have limited operating history upon which an evaluation of our future success or failure can be made.

OUR SALES DEPEND UPON THE AMOUNT OF REVENUE WE CAN GENERAGE. WE CANNOT GUARANTEE WE WILL EVER DEVELOP SUBSTANTIAL REVENUE. EVEN IF WE DEVELOP A SUBSTANTIAL REVENUE, THERE IS NO ASSURANCE THAT WE WILL BECOME A PROFITABLE COMPANY.

Historically, our business has involved staging events using our catering services. While we are constantly marketing for additional customers, we cannot guarantee we ever achieve any additional customers. Even if we obtain additional customers for our services, there is no guarantee that we will make a profit. In addition, we have begun providing consulting services in the hospitality business. There is no guarantee that we can generate sufficient revenue in this line of business. Our anticipated future operating costs per month is approximately $30,000 for the next twelve months. If we do not consistently make a profit, we may have to suspend or cease operations.

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

OUR COMMON STOCK CURRENTLY HAS A LIMITED TRADING MARKET AND THERE IS NO GUARANTEE A TRADING MARKET WILL EVER DEVELOP.

There is presently a limited public market for our common stock. While we currently trade in the Over-the-Counter Bulletin Board under the trading symbol KRTF, we cannot guarantee that our shares will actively trade. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock actively quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

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

* Previously filed

(b) Reports on Form 8-K.

We filed no reports on Form 8-K during the fiscal quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date August 13, 2009	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer