Form 10-K
period 2009-09-30
KURRANT FOOD ENTERPRISES, INC.
filed 2010-01-12
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2009

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ]   No: [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $128,000.

FORM 10-K

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

PART I

Item 1.   DESCRIPTION OF BUSINESS.

General Information

Kurrant Food Enterprises, Inc. was incorporated in the State of Colorado on May 3, 2005. We develop, own, and operate a catering business in Colorado through our subsidiary corporation, Kurrant Cuisine Enterprises, Inc. Through our catering business, we organize and cater a number of different events, from cocktail parties, to buffets of various kinds, to multi-course plated dinners We plan to expand our operations to the production of food products in the second  quarter of 2010.  Through our catering business we have developed various proprietary recipes related to stocks, sauces, and vinaigrettes.  After numerous requests from our loyal customer base we have decided to deliver our first bottled house vinaigrette to new and existing customers via our website to be developed and local markets.  We have spent the last year developing our gourmet food product and preparing for this expansion of our operations.    .

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

In 2008, we began a management project of a restaurant in Durango, Colorado. This restaurant is known as the Swing at Dalton Ranch Restaurant. We receive a management fee of $ 4,000 per month under an oral management agreement. This agreement was terminated in 2008.

In January 2009 we began plans in our operations to include food preparation.  Throughout 2009 we were developing recipes and preparing our infrastructure to handle the production and delivery of our products.  The first product we plan to bring to market is our house vinaigrette. This product is anticipated to be available for sale in the second quarter of 2010.

Operations, Management and Employees

We believe that initially operating from one location will be central to our overall success. We currently concentrate our catering operations in the Durango, Colorado area.  Our food products will be available at local markets and on our website, which is under development.

We have one full-time employee, our President, Mr. Bell. As we expand, we intend to hire additional employees. We also use part-time contract help as needed.

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

Marketing and Promotion

We plan to market through direct contact with prospective customers and via the website we plan to develop in the second quarter of our next fiscal year. We have no sales representative who solicits potential clients. However, Mr. Bell, our President, uses his contacts to generate the initial customers and will attempt to develop repeat business from catering events.

Patents and Trademarks

We do not currently have any patent or trademark protection. If we determine it is feasible to file for such trademark protection, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance.

Competition

The food and production industry, in general, is intensely competitive. It is a fragmented industry, with no one company, or groups of companies in control. The relationships are typically local and based upon providing quality service and products. Generally, we compete with a number of local caterers and producers, all of whom are larger and better-financed than we are. We must rely upon our contacts, referrals from customers, and repeat business to be successful.

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

Our investor relations department can be contacted at our principal executive office located at our principal office 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (970) 247-4980. We do not currently have a website but have one under development for the second quarter of our next fiscal year.

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

THIS IS A COMPANY WITH A HISTORY OF LOSSES. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

For the year ended September 30, 2009, we had a loss of $53,199 on sales of $2,851. For the year ended September 30, 2008, we had a loss of $28,106 on sales of $181,455.We have limited operating history upon which an evaluation of our future success or failure can be made. However, we have a history of losses. As a result, investment in our company is inherently risky.

BECAUSE WE HAD LOSSES AND HAVE A WORKING CAPITAL DEFICIT, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the fiscal years ended September 30, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will purchase our catering services and retail products; and

●	our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

THE CATERING AND GOURMET RETAIL FOOD INDUSTRY IS HIGHLY COMPETITIVE. IF WE ARE NOT WELL RECEIVED OR SUCCESSFUL, WE MAY NEVER ACHIEVE PROFITABILITY.

The catering and gourmet retail food industry is highly competitive with respect to price and service. There are numerous competitors, many well-established, including national, regional and local organizations possessing substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that we will be able to respond to various competitive factors affecting the catering industry. The catering and gourmet retail food industry is also generally affected by changes in client preferences, national, regional and local economic conditions and demographic trends. The performance of catering and retail food sales may also be affected by factors such as demographic considerations, and the type, number and location of competing operations. In addition, factors such as inflation, increased labor and employee benefit costs and a lack of availability of employees may also adversely affect our industry in general and our operations in particular. We cannot guarantee that we will be able to successfully compete.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Our common stock has traded on the NASD Over-the-Counter Bulletin Board since August, 2007. Currently, our common stock trades under the symbol KRTF. The following represent the high and low bid quotation for the Company’s common stock for the fiscal year ended September 30, 2009 and 2008.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Year Ending September 30, 2009	High	Low
First Quarter	$0.05	$0.03
Second Quarter	0.05	0.05
Third Quarter	0.05	0.05
Fourth Quarter	0.05	0.05

Year Ending September 30, 2008	High	Low
First Quarter	$.35	$.25
Second Quarter	.35	.25
Third Quarter	.20	.05
Fourth Quarter	.10	.05

Approximate Number of Holders of Common Stock

As of December 1, 2009, a total of 12,667,533 shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was one hundred.

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

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303) 282-4800.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We began our operations in May, 2005. For the fiscal year ended September 30, 2009, we had sales of $2,851, compared to sales of $181,455 for year ended September 30, 2008.  For the fiscal year ended September 30, 2009, we had management fees of $8,350, compared to management fees of $43,500 for year ended September 30, 2008.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal year ended September 30, 2009 was $-0-. Our costs of goods for the fiscal year ended September 30, 2008 was $103,186.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal year ended September 30, 2009 was $11,201, which included management fee revenue. Our gross profit for the fiscal year ended September 30, 2008 was $121,769, which also included management fee revenue.

In 2008, we began a management project of a restaurant in Durango, Colorado. This restaurant is known as the Swing at Dalton Ranch Restaurant. We received a management fee of $ 4,000 per month under an oral management agreement, which was terminated December, 2008.

The major components of operating expenses include salaries and associated payroll costs, professional fees, rent and telephone expenses.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal year ended September 30, 2009 were $54,386. Operating Expenses for the fiscal year ended September 30, 2008 were $139,069. Our general and administrative expenses were the single largest item of our operating expenses. The major components of these general and administrative expenses were salaries and associated payroll costs and professional fees. Our general and administrative expenses will continue to be our largest expense item.

We had a net loss of $53,199 ($0.00 per share) for the fiscal year ended September 30, 2009, compared to a net loss of $28,106 ($0.00 per share) for the fiscal year ended September 30, 2008. While we have been able to substantially reduce our losses, we have had several years of losses and our losses may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost.

Liquidity and Capital Resources

As of September 30, 2009, we had cash or cash equivalents of $830, compared to cash or cash equivalents of $463 at September 30, 2008.

Net cash used in operating activities was $54,639 for the fiscal year ended September 30, 2009, compared to $20,660 for the fiscal year ended September 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows provided by investing activities were $2,500 for the fiscal year ended September 30, 2009, compared to cash flows provided by investing activities of $1,750 for the fiscal year ended September 30, 2008. These activities represent the sale of equipment in 2008.

Cash flows provided by financing activities were $52,506 for the fiscal year ended September 30, 2009, compared to cash flows provided by financing activities of $9,843 for the fiscal year ended September 30, 2008. The cash flows in 2009and 2008 were each related to borrowings to finance our operations.

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

Currently, we are conducting business in only one location in the Durango, Colorado area. In addition we plan on expanding our operations to include retail food products. We believe we can achieve profitability as we are presently organized with sufficient catering business and product sales.

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

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Durango, Colorado area. Our plan is to operate in a profitable manner. We estimate that we must generate at least $5,000 in revenues per month to be profitable. We generated approximately $1,100 in revenues per month for the fiscal year ended September 30, 2009.We generated approximately $15,000 in revenues per month for the fiscal year ended September 30, 2008.

Our goal is to be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008
& September 30, 2009

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	18

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	19
Consolidated statements of operation	20
Consolidated statements of stockholders' equity	21
Consolidated statements of cash flows	22
Notes to consolidated financial statements	24

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kurrant Food Enterprises, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of Kurrant Food Enterprises, Inc. as of September 30, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kurrant Food Enterprises, Inc. as of September 30, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
January 5, 2010	RONALD R. CHADWICK, P.C.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2008	Sept. 30, 2009
ASSETS

Current assets
Cash	$463	$830
Accrued receivables	1,125
Total current assets	1,588	830

Fixed assets	46,179	43,622
Accumulated depreciation	(22,781)	(30,396)
Due from related party	210	-
Other assets
	23,608	13,226

Total Assets	$25,196	$14,056

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$18,583	$1,670
Related party payables	2,820	-
Notes payable - current - related party	39,336	104,022
Notes payable - current	2,903	3,172
Total current liabilities	63,642	108,864

Notes payable	11,055	7,892
	11,055	7,892

Total Liabilities	74,697	116,756

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667	12,667
Additional paid in capital	249,771	249,771
Accumulated deficit	(311,939)	(365,138)

Total Stockholders' Equity	(49,501)	(102,700)

Total Liabilities and Stockholders' Equity	$25,196	$14,056

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Sept. 30, 2008	Sept. 30, 2009

Sales	$181,455	$2,851
Cost of goods sold	103,186	-
	78,269	2,851
Management fee revenue - related party	43,500	8,350
Gross profit	121,769	11,201

Operating expenses:
Depreciation	9,946	8,429
General and administrative	129,123	45,957
	139,069	54,386
Operating - other:
Gain (loss) on asset disposals	(1,900)	757

Gain (loss) from operations	(19,200)	(42,428)

Other income (expense):
Interest income	19	-
Interest expense	(8,925)	(10,771)
	(8,906)	(10,771)

Income (loss) before
provision for income taxes	(28,106)	(53,199)

Provision for income tax	-	-

Net income (loss)	$(28,106)	$(53,199)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Par $.001	Paid In	Accumulated	holders'
	Shares	Amount	Capital	Deficit	Equity

Balances at September 30, 2007	12,667,533	$12,667	$249,771	$(283,833)	$(21,395)

Net income (loss) for the year				(28,106)	(28,106)

Balances at September 30, 2008	12,667,533	$12,667	$249,771	$(311,939)	$(49,501)

Net income (loss) for the year				(53,199)	(53,199)

Balances at September 30, 2009	12,667,533	$12,667	$249,771	$(365,138)	$(102,700)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Sept. 30, 2008	Sept. 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(28,106)	$(53,199)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	9,946	8,429
Accrued receivables	37,304	1,335
Other assets	2,100	-
Prepaid expenses	10,873	-
Accrued payables	(63,136)	(10,447)
Inventory	6,323	-
Write offs	2,136	-
(Gian) loss on disposal	1,900	(757)
Net cash provided by (used for)
operating activities	(20,660)	(54,639)

Cash Flows From Investing Activities:
Fixed assets - disposals	1,750	2,500
Net cash provided by (used for)
investing activities	1,750	2,500

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Sept. 30, 2008	Sept. 30, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	17,500	78,515
Notes payable - payments	(7,657)	(26,009)
Net cash provided by (used for)
financing activities	9,843	52,506

Net Increase (Decrease) In Cash	(9,067)	367

Cash At The Beginning Of The Period	9,530	463

Cash At The End Of The Period	$463	$830

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$6,037	$815
Cash paid for income taxes	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2008 and 2009 the Company had no balance in its allowance for doubtful accounts.

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

NOTE 2. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	Sept. 30,	Sept. 30,
	2008	2009

Vehicles	$36,244	$39,224
Furniture & fixtures	1,486	1,486
Computers	5,052	2,495
Other	417	417
	46,179	43,622
Less accumulated depreciation	(22,781)	(30,396)
Total	$23,398	$13,266

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LEASE COMMITMENTS AND CONTINGENCIES

The Company through December 2007 rented kitchen space under a month to month lease, with rent expense under the lease in 2008 of $6,671.

The Company for part of 2008 leased a vehicle on a verbal month to month basis from a related party at $250 per month. Lease expense under this arrangement in 2008 was $2,150.

NOTE 4. NOTES PAYABLE

At September 30, 2008 the Company had a $13,958 note payable outstanding to a finance company, collateralized by Company equipment, guaranteed by a Company officer, bearing interest at 8.9% per annum, due in November 2012, with principal and interest payments of $335 per month. The Company also had a $21,836 note payable outstanding to an officer, unsecured, bearing interest at 6.5% per annum, due in July 2009, with interest only payments of $145 per month scheduled through January 2008, then principal and interest payments of $1,569 scheduled through July 2009 plus any remainder due. Interest expense from notes payable was $4,366 in 2008. At September 30, 2009 the Company had a $11,064 note payable outstanding to a finance company, collateralized by Company equipment, guaranteed by a Company officer, bearing interest at 8.9% per annum, due in November 2012, with principal and interest payments of $335 per month. The Company also had $94,736 in notes payable outstanding to an officer and another related party, unsecured, bearing interest at 10% per annum, due on demand, with interest only payments due by December 31 beginning in 2008. Interest expense from notes payable was $4,366 and $10,771 in 2008 and 2009, with accrued interest payable of $3,292 and $9,286 at September 30, 2008 and 2009. The fair value of the notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 2008 and 2009 the fair value of the notes payable approximates the amount recorded in the financial statements. Future amounts due under all notes payable are for fiscal years ending on September 30:  2010 $97,908, 2011 $3,466, 2012 $3,788, 2013 $638 (total $105,800).

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes at Federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	September 30,	September 30,
	2008	2009

Tax at federal statutory rate (15%)	$(4,297)	$(7,980)
State income tax (5%)	(1,432)	(2,660)
Book to tax differences	62	-
Change in valuation allowance	5,667	10,640

	$-	$-

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, we concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR).

Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of September 30, 2009, we did maintain effective control over the financial reporting process.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Director and Executive Officer, his age and positions held with us as of December 1, 2008 are as follows:

NAME	AGE	POSITION HELD

Christopher Bell 194 Hermosa Circle Durango, Colorado 80205	33	President, Chief Executive Officer, Secretary Treasurer, and Chief Financial Officer

The person named above is expected to hold said offices/positions until the next annual meeting of our stockholders. He cannot be considered to be an independent director.

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

Item 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 1, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 12,667,533 common shares were issued and outstanding as of December 1, 2009.

Name and Address	No. of
Beneficial	Shares	Percentage
Owner (1)	Owned	of Ownership

Christopher Bell (2)	10,100,000	79.7%
194 Hermosa Circle
Durango, Colorado 80205

_____________
All Officers and	10,100,000	79.7%
Directors as a Group
(one person)

 _____________

(1)  All shares of owned of record.
_____________

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Bell had an option to purchase 5,000,000 shares of Mr. Thompson's common stock for a period beginning May 4, 2005 and ending May 4, 2009.  This option has been exercised.

At September 30, 2008 we had a $13,958 note payable outstanding to a finance company, collateralized by Company equipment, guaranteed by our President, bearing interest at 8.9% per annum, due in November 2012, with principal and interest payments of $335 per month. We also had a $21,836 note payable outstanding to our President unsecured, bearing interest at 6.5% per annum, due in July 2009, with interest only payments of $145 per month scheduled through January 2008, then principal and interest payments of $1,569 scheduled through July 2009 plus any remainder due. Interest expense from notes payable was $4,366 in 2008. At September 30, 2009 we had a $11,064 note payable outstanding to a finance company, collateralized by Company equipment, guaranteed by our President, bearing interest at 8.9% per annum, due in November 2012, with principal and interest payments of $335 per month. We also had $94,736 in notes payable outstanding to our President and Mr. Rick Huttner, unsecured, bearing interest at 10% per annum, due on demand, with interest only payments due by December 31 beginning in 2008. Interest expense from notes payable was $4,366 and $10,771 in 2008 and 2009, with accrued interest payable of $3,292 and $9,286 at September 30, 2008 and 2009. The fair value of the notes payable is estimated based on the current rates offered to us for debt of the same remaining maturities. At September 30, 2008 and 2009 the fair value of the notes payable approximates the amount recorded in the financial statements. Future amounts due under all notes payable are for fiscal years ending on September 30:  2010 $97,908, 2011 $3,466, 2012 $3,788, 2013 $638 (total $105,800).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an of $11,500  for the fiscal year ended September 30, 2009  and  $12,200 for the fiscal year ended September 30, 2008 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

The following financial information is filed as part of this report:

(a)	(1)	FINANCIAL STATEMENTS

	(2)	SCHEDULES

	(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
10.0	Consulting Services Agreement*
21.1	List of Subsidiaries**
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

_______________

* Previously filed, Form SB-2, December 9, 2005
** Previously filed, Form 10-KSB, January 9, 2009

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KURRANT FOOD ENTERPRISES, INC.
Date: January 10, 2010	By:	/s/ Christopher Bell
Christopher Bell, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: January 10, 2010	By:	/s/ Christopher Bell
Christopher Bell
Director, Treasurer and Chief Financial Officer