Form 10-Q
period 2009-12-31
KURRANT FOOD ENTERPRISES, INC.
filed 2010-02-16
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2009

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No.000-52210

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

As of December 31, 2009 registrant had outstanding 12,667,533 shares of the registrant's common stock.

FORM 10-Q
KURRANT FOOD ENTERPRISES, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2009

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

Current assets
Cash	$830	$225
Accrued receivables
Total current assets	830	225

Fixed assets	43,622	43,622
Accumulated depreciation	(30,396)	(32,504)
Due from related party	-	-
Other assets
	13,226	11,118

Total Assets	$14,056	$11,343

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$1,670	$11,563
Related party payables	-	-
Notes payable - current - related party	104,022	97,387
Notes payable - current	3,172	2,407
Total current liabilities	108,864	111,357

Notes payable	7,892	7,892
	7,892	7,892

Total Liabilities	116,756	119,249

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667	12,667
Additional paid in capital	249,771	249,771
Accumulated deficit	(365,138)	(370,344)

Total Stockholders' Equity	(102,700)	(107,906)

Total Liabilities and Stockholders' Equity	$14,056	$11,343

The accompanying notes are an integral part of the consolidated financial statements

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2008	Dec. 31, 2009

Sales	$8,000	$1,325
Cost of goods sold	-	-

Gross profit	8,000	1,325

Operating expenses:
Depreciation	2,348	2,107
General and administrative	17,273	1,824
	19,621	3,931

Gain (loss) from operations	(11,621)	(2,606)

Other income (expense):
Interest income	-	-
Interest expense	(1,603)	(2,600)
	(1,603)	(2,600)
Income (loss) before
provision for income taxes	(13,224)	(5,206)

Provision for income tax	-	-

Net income (loss)	$(13,224)	$(5,206)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(13,224)	$(5,206)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	2,348	2,107
Accrued receivables	400	-
Prepaid expenses	-	-
Inventory	-	-
Other assets	-	-
Accrued payables	1,825	(762)
Net cash provided by (used for)
operating activities	(8,651)	(3,861)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Financing Activities:
Sales of common stock
Paid in capital
Stock subscription payable
Notes payable - borrowings	9,064	3,256
Notes payable - payments	(702)	-
Net cash provided by (used for)
financing activities	8,362	3,256

Net Increase (Decrease) In Cash	(289)	(605)

Cash At The Beginning Of The Period	463	830

Cash At The End Of The Period	$174	$225

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$304	$240
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

In January 2009 we began plans in our operations to include food preparation.  Throughout 2009 we were developing recipes and preparing our infrastructure to handle the production and delivery of our products. The first product we plan to bring to market is our house vinaigrette. This product is anticipated to be available for sale in the second quarter of 2010. Our food products will be available at local markets and our on website, which is under development

Within the past fiscal year we have also been providing consulting services to those businesses within the hospitality industry. This represents an additional line of business to our traditional plan of operation.

Our headquarters are located at 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (303) 349-9616. Our fiscal year end is September 30th.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended December 31, 2009 and December 31, 2008. For the fiscal quarter ended December 31, 2009 we had sales of $1,325, compared to sales of $8,000 for the fiscal quarter ended December 31, 2008.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended December 31, 2009 was $-0-. Our costs of goods for the fiscal quarter ended December 31, 2008 was $-0-.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended December 31, 2009 was $1,325. Our gross profit for the fiscal quarter ended December 31, 2008 was $8,000.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal quarter ended December 31, 2009 was $3,931. Operating Expenses for the fiscal quarter ended December 31, 2008 was $19,621. Our general and administrative expenses remains the single largest item on our Statement of Operations. The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal quarters as we reduce prepaid expenses and develop efficiencies in our operations.

We had a net loss of $5,206, or $(0.00) per share, for the fiscal quarter ended December 31, 2009, compared to a net profit of $13,224, or $(0.00) per share, for the fiscal quarter ended December 31, 2008. While we were profitable in the first fiscal quarter last year, we continue to have losses.  It is too early to determine if we will be profitable for this fiscal year.

Liquidity and Capital Resources

As of December 31, 2009, we had cash or cash equivalents of $225, compared to cash or cash equivalents of $174 at December 31, 2008.

Net cash used for operating activities was $3,861 for the three months ended December 31, 2009 compared to net cash provided by operating activities of $8,651 for the three months ended December 31, 2008.

Cash flows used for investing activities were-0- for the three months ended December 31, 2009, compared to $-0- for the three months ended December 31, 2008.

Cash flows provided by financing activities were $3,256 for the three months ended December 31, 2009, compared cash flows used for financing activities of $8,362 for the three months ended December 31, 2008.

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

THIS IS A COMPANY WITH LIMITED OPERATING HISTORY. SUCH A COMPANY IS AN INHERENTLY RISKY INVESTMENT.

We were incorporated in May, 2005, with our activities centered in Durango, Colorado. For the three months ended December 31, 2009, we had a net loss of $5,206 on sales of $1,325. We have limited operating history upon which an evaluation of our future success or failure can be made.

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

* Previously filed

(b) Reports on Form 8-K.

We filed no reports on Form 8-K during the fiscal quarter ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date February 16, 2010	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer
Title