Form 10-Q
period 2010-03-31
KURRANT FOOD ENTERPRISES, INC.
filed 2010-05-14
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2010

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

As of March 31, 2010 registrant had outstanding 12,667,533 shares of the registrant's common stock.

FORM 10-Q
KURRANT FOOD ENTERPRISES, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT FOOD ENTERPRISES, INC. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2010

Kurrant Food Enterprises, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2009	Mar. 31, 2010 (Unaudited)
ASSETS

Current assets
Cash	$830	$32,605
Accrued receivables		441
Total current assets	830	33,046

Fixed assets	43,622	43,622
Accumulated depreciation	(30,396)	(34,518)
Due from related party	-	-
Other assets
	13,226	9,104

Total Assets	$14,056	$42,150

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$1,670	$20,896
Related party payables	-	-
Notes payable - current - related party	104,022	85,778
Notes payable - current	3,172	1,622
Total current liabilities	108,864	108,296

Notes payable	7,892	7,892
	7,892	7,892

Total Liabilities	116,756	116,188

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667	12,667
Additional paid in capital	249,771	249,771
Accumulated deficit	(365,138)	(336,476)

Total Stockholders' Equity	(102,700)	(74,038)

Total Liabilities and Stockholders' Equity	$14,056	$42,150

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010	Mar. 31, 2009	Mar. 31, 2010

Sales	$-	$52,448	$-	$53,773
Cost of goods sold	-	-	-	-

Gross profit	-	52,448	-	53,773

Operating expenses:
Depreciation	1,866	2,014	4,214	4,121
General and administrative	18,618	14,514	35,891	16,338
	20,484	16,528	40,105	20,459
Operating - other:
Mgt. Fee revenue - related party			8,000
Gain (loss) on assest sales	757	-	757
	757	-	8,757	-

Gain (loss) from operations	(19,727)	35,920	(31,348)	33,314

Other income (expense):
Interest income	-	-	-	-
Interest expense	(3,918)	(2,052)	(5,521)	(4,652)
	(3,918)	(2,052)	(5,521)	(4,652)
Income (loss) before
provision for income taxes	(23,645)	33,868	(36,869)	28,662

Provision for income tax	-	-	-	-

Net income (loss)	$(23,645)	$33,868	$(36,869)	$28,662

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of
common shares outstanding	12,667,533	12,667,533	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(36,869)	$28,662

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	4,214	4,121
Accrued receivables	1,125	(441)
Prepaid expenses
Inventory
Other assets	210
(Gain) loss on asset sale	(757)
Accrued payables	(10,818)	9,942
Other Liabilities
Net cash provided by (used for)
operating activities	(42,895)	42,284

Cash Flows From Investing Activities:
Fixed assests - sales	2,500
Net cash provided by (used for)
investing activities	2,500	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Cash Flows From Financing Activities:
Notes payable - borrowings	42,806	6,696
Notes payable - payments	(2,829)	(17,205)
Net cash provided by (used for)
financing activities	39,977	(10,509)

Net Increase (Decrease) In Cash	(418)	31,775

Cash At The Beginning Of The Period	463	830

Cash At The End Of The Period	$45	$32,605

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,485	$455
Cash paid for income taxes	$-	$-

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

We currently develop our revenue through consulting to organizations in the planning of events. Through our catering business we have developed various proprietary recipes related to stocks, sauces, and vinaigrettes.  After numerous requests from our loyal customer base we have decided to deliver our first bottled house vinaigrette to new and existing customers via our website and local markets.

In January 2009 we began plans in our operations to include food preparation.  Throughout 2009 we were developing recipes and preparing our infrastructure to handle the production and delivery of our products. The first product we plan to bring to market is our house vinaigrette. This product is anticipated to be available for sale in the third quarter of 2010. Our food products will be available at local markets and our on website.

Within the past fiscal year we have also been providing consulting services to those businesses within the hospitality industry. This represents an additional line of business to our traditional plan of operation.

Our headquarters are located at 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (303) 349-9616. Our fiscal year end is September 30th. We have recently activated our web site, which is www.kurrant.com.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended March 31, 2010 and March 31, 2009 and for the six months ended March 31, 2010 and March 31, 2009. We currently develop our revenue through consulting to organizations in the planning of events. For the fiscal quarter ended March 31, 2010 we had sales of $52,448, compared to sales of $-0- for the fiscal quarter ended March 31, 2009. For the six months ended March 31, 2010 we had sales of $53,773, compared to sales of $-0- for the six months ended March 31, 2009.

We had no cost of goods associated with any of our sales for all relevant periods.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended March 31, 2010 was $52,448. Our gross profit for the fiscal quarter ended March 31, 2009 was $-0-. Our gross profit for the six months ended March 31, 2010 was $53,773. Our gross profit for the six months ended March 31, 2009 was $-0-.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses. Operating expenses, which includes depreciation and general and administrative expenses for the fiscal quarter ended March 31, 2010 was $16,528. Operating expenses for the fiscal quarter ended March 31, 2009 was $20,484. Operating expenses for the six months ended March 31, 2010 was $20,459. Operating expenses for the six months ended March 31, 2009 was $40,105. Our general and administrative expenses were the single largest item on our Statement of Operations. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal quarters as we reduce prepaid expenses and develop efficiencies in our operations.

We had a net profit of $33,868, or $(0.00) per share, for the fiscal quarter ended March 31, 2010, compared to a net loss of $23,645, or $(0.00) per share, for the fiscal quarter ended March 31, 2009. We had a net profit of $28,662, or $(0.00) per share, for the six months ended March 31, 2010, compared to a net loss of $36,869, or $(0.00) per share,  for the six months ended March 31, 2009. We have had continuing losses which may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost.

Liquidity and Capital Resources

As of March 31, 2010, we had cash or cash equivalents of $32,605, compared to cash or cash equivalents of $45 at March 31, 2009.

Net cash provided by operating activities was $42,284 for the six months ended March 31, 2010 compared to net cash used for operating activities of $42,895 for the six months ended March 31, 2009. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used for or provided by investing activities were $-0-for the six months ended March 31, 2010, compared to net cash provided by investing activities of $2,500 for the six months ended March 31, 2009.

Cash flows used for financing activities were $10,509 for the six months ended March 31, 2010, compared to net cash provided by financing activities of $39,977 for the six months ended March 31, 2009.

We believe that may need additional financing to provide sufficient capital in the short term for our current level of operations, which includes becoming profitable.

Until the current operations become cash flow positive, our officer and director will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without his and shareholder assistance.

Our principal source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and consulting revenue, and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Colorado  and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and consulting opportunities, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

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

OUR SALES DEPEND UPON THE AMOUNT OF REVENUE WE CAN GENERAGE. WE CANNOT GUARANTEE WE WILL EVER DEVELOP SUBSTANTIAL REVENUE. EVEN IF WE DEVELOP SUBSTANTIAL REVENUE, THERE IS NO ASSURANCE THAT WE WILL BECOME A PROFITABLE COMPANY.

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

* Previously filed

(b) Reports on Form 8-K.

We filed no reports on Form 8-K during the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Food Enterprises, Inc.

Date May 13, 2010	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer