Form 10-Q
period 2010-06-30
KURRANT FOOD ENTERPRISES, INC.
filed 2010-08-13
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer []        Accelerated filer []
Non-accelerated filer   []        Smaller Reporting Company [x}
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of July 31, 2010, registrant had outstanding 12,667,533 shares of the registrant's common stock.

                               FORM 10-Q
                      KURRANT FOOD ENTERPRISES, INC.

                           TABLE OF CONTENTS

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                     3
Item 2.  Management's Discussion and Analysis and Plan of
          Operation                                               9
Item 3.  Quantitative and Qualitative Disclosures About Market
          Risk                                                   12
Item 4T. Controls and Procedures                                 13

                     PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                       14
Item 1A. Risk Factors                                            14
Item 2.  Unregistered Sales of Equity Securities and Use of
          Proceeds                                               14
Item 3.  Defaults Upon Senior Securities                         14
Item 4.  Submission of Matters to a Vote of Security Holders     14
Item 5.  Other Information                                       14
Item 6.  Exhibits                                                14

Signatures                                                       14

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets (Unaudited) as of
          September 30, 2009 and June 30, 2010
         Consolidated Statements of Operations for the three and nine months ended June 30, 2009 and 2010(Unaudited)
         Consolidated Statements of Cash Flows for the
          nine months ended June 30, 2009 and 2010
         (Unaudited)
         Notes to Financial Statements

                      KURRANT FOOD ENTERPRISES, INC.
                       CONSOLIDATED BALANCE SHEETS

                                      Sept. 30, 2009     June 30, 2010
                                      --------------     -------------
                                                          (Unaudited)
ASSETS

  Current assets
    Cash                                 $    830          $ 19,291
                                         --------          --------
      Total current assets                    830            19,291
                                         --------          --------
  Fixed assets                             43,622            43,622
    Accumulated depreciation              (30,396)          (36,553)
                                         --------          --------
                                           13,226             7,069
                                         --------          --------
  Total Assets                           $ 14,056          $ 26,360
                                         ========          ========
LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities
    Accrued payables                    $   1,670         $  21,038
    Bank overdraft                              -               281
    Notes payable - current
     - related party                      104,022            77,778
    Notes payable - current                 3,172               824
                                         --------          --------
      Total current liabilities           108,864            99,921
                                         --------          --------
  Notes payable                             7,892             7,892
                                        ---------         ---------
                                            7,892             7,892
                                         --------          --------
  Total Liabilities                       116,756           107,813
                                         --------          --------
  Stockholders' Equity
    Preferred stock, $.10 par value;
     1,000,000 shares authorized;
    Common stock, $.001 par value;
     50,000,000 shares authorized;
     12,667,533 shares issued and
     outstanding                           12,667            12,667
    Additional paid in capital            249,771           249,771
    Accumulated deficit                  (365,138)         (343,891)
                                        ---------         ---------
  Total Stockholders' Equity             (102,700)          (81,453)
                                        ---------         ---------
  Total Liabilities and Stockholders'
   Equity                               $  14,056         $  26,360
                                        =========         =========

            The accompanying notes are an integral part
              of the consolidated financial statements.

                    KURRANT FOOD ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                               Three Months   Three Months Nine Months    Nine Months
                                   Ended         Ended         Ended         Ended
                            June 30, 2009  June 30, 2010  June 30, 2009  June 30, 2010
                            -------------  -------------  -------------  -------------
Sales                          $  1,529       $    881       $  1,529       $ 54,654
Cost of goods sold                    -              -              -              -
                               --------       --------       --------       --------
Gross profit                      1,529            881          1,529         54,654
                               --------       --------       --------       --------
Operating expenses:
 Depreciation                       929          2,015          5,143          6,136
 General and administrative       4,675          3,991         40,566         20,329
                               --------       --------       --------       --------
                                  5,604          6,006         45,709         26,465
                               --------       --------       --------       --------
Operating - other:
 Mgt. Fee revenue
  - related party                   350              -          8,350              -
 Gain (loss) on asset sales           -              -            757              -
                               --------       --------       --------       --------
                                    350              -          9,107              -
                               --------       --------       --------       --------
 Gain (loss) from operations     (3,725)        (5,125)       (35,073)        28,189
                               --------       --------       --------       --------
 Other income (expense):
  Interest income                     -              -              -              -
  Interest expense               (3,558)        (2,270)        (9,079)        (6,922)
                               --------       --------       --------       --------
                                 (3,558)        (2,270)        (9,079)        (6,922)
                               --------       --------       --------       --------
Income (loss) before
  provision for income taxes     (7,283)        (7,395)       (44,152)        21,267

 Provision for income tax             -              -              -              -
                               --------       --------       --------       --------
 Net income (loss)             $ (7,283)      $ (7,395)      $(44,152)      $ 21,267
                               ========       ========       ========       ========
 Net income (loss) per share
 (Basic and fully diluted)     $  (0.00)      $  (0.00)      $  (0.00)      $   0.00
                               ========       ========       ========       ========
 Weighted average number of
 common shares outstanding   12,667,533     12,667,533     12,667,533     12,667,533
                             ==========     ==========     ==========     ==========

            The accompanying notes are an integral part
             of the consolidated financial statements.

                      KURRANT FOOD ENTERPRISES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                        Nine Months     Nine Months
                                           Ended           Ended
                                       June 30, 2009   June 30, 2010
                                       -------------   -------------
Cash Flows From Operating Activities:
  Net income (loss)                      $  (44,152)     $   21,267
  Adjustments to reconcile net loss to
   net cash provided by (used for)
   operating activities:
    Depreciation                              4,329           6,136
    Accounts receivable                       1,335               -
    Accrued receivables                       6,523               -
    Fixed assets                              2,557               -
    Accrued payables                        (17,913)         10,083
    Related party payables                   (2,820)              -
    Bank overdraft                                -             281
                                         ----------      ----------
      Net cash provided by (used for)
       operating activities                 (50,141)         37,767
                                         ----------      ----------
Cash Flows From Investing Activities:
  Net cash provided by (used for)
   investing activities                           -               -
                                         ----------      ----------
Cash Flows From Financing Activities:
  Notes payable - borrowings                 73,390           6,696
  Notes payable - payments                  (23,115)        (26,002)
                                         ----------      ----------
      Net cash provided by (used for)
       financing activities                  50,275         (19,306)
                                         ----------      ----------
 Net Increase (Decrease) In Cash                134          18,461

 Cash At The Beginning Of The Period            463             830
                                         ----------      ----------
 Cash At The End Of The Period           $      597      $   19,291
                                         ==========      ==========

Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------
 None

Supplemental Disclosure
-----------------------
 Cash paid for interest                      $4,634           $  663
 Cash paid for income taxes                  $    -           $    -


            The accompanying notes are an integral part
             of the consolidated financial statements.

                    KURRANT FOOD ENTERPRISES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Kurrant Food Enterprises, Inc. (the "Company"), was incorporated in the State of Colorado on May 3, 2005. The Company was formed to act as a holding corporation for its wholly owned subsidiary Kurrant Cuisine Enterprises, Inc., a Colorado corporation actively engaged in the food catering business. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. Kurrant Cuisine Enterprises, Inc. was incorporated in the State of Colorado on May 5, 2005.

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Kurrant Food Enterprises, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents
-------------------------
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable
-------------------
The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment
----------------------
Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life, which is five years for vehicles, computers and other items.

                        KURRANT FOOD ENTERPRISES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition
-------------------
Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax
----------
The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share
---------------------------
The net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments
---------------------
The carrying value of the Company's financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

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

In January 2009, we began plans in our operations to include food preparation. Throughout 2009 we were developing recipes and preparing our infrastructure to handle the production and delivery of our products. The first product we plan to bring to market is our house vinaigrette. This product is anticipated to be available for sale in the fourth quarter of 2010. Our food products will be available at local markets and our on website.

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

Results of Operations

The following discussion involves our results of operations for the three months ended June 30, 2010 and June 30, 2009 and for the nine months ended June 30, 2010 and June 30, 2009. For the three months ended June 30, 2010, we had sales of $881 compared to sales of $1,529 for the three months ended June 30, 2009. For the nine months ended June 30, 2010, we had sales of $54,653 compared to sales of $1,529 for the nine months ended June 30, 2009.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for all periods presented were $0.

The difference between total sales and costs of goods is gross profit. Our gross profit for the three months ended June 30, 2010 was $881. Our gross profit for the three months ended June 30, 2009 was $1,529. Our gross profit for the nine months ended June 30, 2010 was $54,654. Our gross profit for the nine months ended June 30, 2009 was $1,529.
Within the past year, we have moved more to providing consulting activities, which are reflected in the lack of cost of goods sold.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2010 was $6,006. Operating expenses for the three months ended June 30, 2009 was $5,604. Operating expenses for the nine months ended June 30, 2010 was $26,465. Operating expenses for the nine months ended June 30, 2009 was $45,709. The major component of these general and administrative expenses were payments to independent contractors, salaries and associated payroll costs, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, this expense has decreased as we continue to develop efficiencies in our operations.

We had a net loss of $7,395, or $(0.00) per share, for the three months ended June 30, 2010, compared to a net loss of $7,283, or $(0.00) per share, for the three months ended June 30, 2009. We had net income of $28,189, or $0.00 per share, for the nine months ended June 30, 2010, compared to a net loss of $44,152, or $(0.00) per share, for the nine months ended June 30, 2009. Although we had net income for the nine months ended June 30, 2010, we believe we will continue to have losses
in the short term as we attempt to increase our revenue base.   The net
income was due to increased revenues with decreased general and administrative expenses.

However, we believe that our operational costs should remain fairly constant or decrease as sales improve. We plan to increase certain charges to pass along the increase in food and beverage costs. As result, our gross profit margin should improve. Therefore, each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. We do not expect to be profitable by the end of fiscal year 2010 but anticipate that we can be profitable some time in fiscal year 2011.

Liquidity and Capital Resources

As of June 30, 2010, we had cash or cash equivalents of $37,767, compared to cash or cash equivalents of $597 at June 30, 2009.

Net cash provided by operating activities was $37,767 for the nine months ended June 30, 2010 compared to net cash used for operating activities of $(50,141) for the nine months ended June 30, 2009.

For the nine months ended June 30, 2010 and 2009, we did not pursue any investing activities.

For the nine months ended June 30, 2010, we had notes payable-borrowings of $6,696 and notes payable - payments of $26,002 resulting in net cash used for financing activities of $(19,306).

For the nine months ended June 30, 2009, we had notes payable-borrowings of $73,390 and notes payable - payments of $23,115 resulting in net cash provided by financing activities of $50,275.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

To date, our revenue has been minimal. We believe that our last public offering and borrowings will continue to provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. The Huttner 1999 Partnership, LLC, one of our shareholders, has orally agreed to provide such additional funding as may be necessary to us through September 30, 2011. As a result, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until the current operations become cash flow positive on a consistent basis, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies

ITEM 4T. CONTROLS AND PROCEDURES

During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 1A. RISK FACTORS
         Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS
         Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 2010

Kurrant Food Enterprises, Inc.

By:   /s/ Christopher Bell
      --------------------
      Christopher Bell, President,
       Chief Executive Officer
       and Chief Financial Officer