Form 10-K
period 2010-09-30
KURRANT FOOD ENTERPRISES, INC.
filed 2010-12-29
CIK 1346352

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2010
 OR
 [ ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                  Commission file number:       0-1346352

                     Kurrant Food Enterprises, Inc.
                            (Exact name of registrant in its charter)


          Colorado                         20-3902781
  (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization                          Identification No.)

           194 Hermosa Circle                  81301
        (Address of principal executive offices)                 (Zip Code)

Registrant's Telephone number, including area code: (303) 349-9616

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.0001 par value common stock held by non-affiliates of the registrant at the end of the registrant's second fiscal quarter was approximately $128,377.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 28, 2010 was 12,667,533 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

                   KURRANT FOOD ENTERPRISES, INC.
                             Form 10-K
            For the Fiscal Year Ended September 30, 2010
                         Table of Contents

                              Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               6
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  6
ITEM 2.  PROPERTIES                                                 6
ITEM 3.  LEGAL PROCEEDINGS                                          6
ITEM 4.  (REMOVED AND RESERVED)                                     6

                              Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      7
ITEM 6.  SELECTED FINANCIAL DATA                                    8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      8
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    12
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               12
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     24
ITEM 9A. CONTROLS AND PROCEDURES                                   24
ITEM 9B. OTHER INFORMATION                                         27

                                Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       28
ITEM 11.  EXECUTIVE COMPENSATION                                   29
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   30
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   30

                                Part IV

ITEM 15.  EXHIBITS                                                 32

PART I

ITEM 1.   BUSINESS

General Information
-------------------
      Kurrant Food Enterprises, Inc. was incorporated in the State of Colorado on May 3, 2005. We develop, own, and operate a catering business in Colorado through our subsidiary corporation, Kurrant Cuisine Enterprises, Inc. Our plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to us by persons or firms desiring the perceived advantages of a publicly held corporation. In August 2010, (amended in November 2010), the registrant entered into a non-binding letter of intent and share exchange agreement with Shandong Zhidali Industrial Co., Ltd., a People's Republic of China Corporation. The contemplated share exchange agreement has not been consummated as of
the date of the issuance of these financial statements.   Discussion of
the proposed business under this caption and throughout this annual report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into a business combination.

Our headquarters are located at 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (303) 349-9616. Our fiscal year end is September 30th.

Overview of our Operations
--------------------------
Our operations have included social catering, which is composed of individuals who contract for private events, such as cocktail parties and buffet dinners and business catering, which is composed of companies which use catering services primarily for breakfasts, lunches and meetings.

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

The catering industry is a subset of the restaurant industry and has been termed the accommodation and food services sector. The catering industry comprises establishments primarily engaged in providing single event-based food services. The catering industry is experiencing strong growth according to the trade journal Specialty Food News, which states that off-premise catering is the second biggest growth sector, second only to home meal replacement. According to the National Catering industry, the number of catering companies nationwide as of the end of the third quarter of 2010 is approximately 46,000 caterers.

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

Operations, Management and Employees

We believe that operating from one location is central to our current operations. We currently concentrate our catering operations in the Durango, Colorado area. Our food products will be available at local markets and on our website, which is under development. We have not had any significant catering operations in fiscal years ended September 30, 2010 and 2009.

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

Marketing and Promotion
-----------------------
We plan to market through direct contact with prospective customers and via the website we plan to develop in the second quarter of our next fiscal year. We have no sales representative who solicits potential clients. Christopher Bell, our president, will use his contacts to generate customers and will attempt to develop repeat business from catering events.

Patents and Trademarks
----------------------
We do not currently have any patent or trademark protection. If we determine it is feasible to file for such trademark protection, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance.

Competition
-----------
The food and production industry, in general, is intensely competitive. It is a fragmented industry, with no one company, or groups of companies in control. The relationships are typically local and based upon providing quality service and products. Generally, we compete with a number of local caterers and producers, all of whom are larger and better-financed than we are. We must rely upon our contacts, referrals from customers, and repeat business to be successful.

Government and Industry Regulation
----------------------------------
We are subject to regulation as to our food service by health authorities. We do not believe this regulation is material. Otherwise, we are not subject to any material government or industry regulation.

Employees and Employment Agreements
-----------------------------------
We have one full-time employee, our president, Mr. Bell. We reimburse him for any out-of-pocket expenses he incurs on our behalf. In addition, in the future, we may approve additional payment of salaries for our management, but currently, no such plans have been approved.
We do not currently pay for vacation, holidays or provide major medical coverage. None of our officers or directors is a party to any employment agreement. However, we may adopt such plans in the future. We also use part-time help for specific events.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

Our offices are located at 194 Hermosa Circle, Durango, Colorado 81301. These offices are donated by Christopher Bell, our sole officer and director.

ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.  (REMOVED AND RESERVED)

                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. Our common stock has traded on the Over-the-Counter Bulletin Board since August 2007. Currently, our common stock trades under the symbol KRTF. The following represent the high and low bid quotation for the registrant's common stock for the fiscal year ended September 30, 2010 and 2009. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Year Ending September 30, 2010                 High          Low
------------------------------                 ----          ---
First Quarter                                  $.05          $.01
Second Quarter                                 $.05          $.011
Third Quarter                                  $.15          $.05
Fourth Quarter                                 $.15          $.05

Year Ending September 30, 2009                 High          Low
------------------------------                 ----          ---
First Quarter                                  $.05          $.03
Second Quarter                                 $.05          $.05
Third Quarter                                  $.05          $.05
Fourth Quarter                                 $.05          $.05

b) Holders. At December 28, 2010, there were approximately 100 shareholders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. Not applicable.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.
    None.

    Item 5(b)  Use of Proceeds.  Not applicable.


    Item 5(c)  Purchases of Equity Securities by the issuer and
affiliated purchasers.   None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


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

Results of Operations
---------------------
Our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our working capital deficit and accumulated deficit due to our history of net losses. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to successfully develop a catering business and our ability to generate revenues.

We began our operations in May, 2005. For the year ended September 30, 2010, we had revenues of $3,965, compared to revenues of $2,851 for year ended September 30, 2009 comprised of rental income. Our rental income is a result of renting our catering equipment to other caterers. For the year ended September 30, 2010, we had gain on asset disposals of $1,498 for the sale of a catering van, depreciation of $7,104 and general and administrative expenses of $24,977. Comparatively, for the year ended September 30, 2009, we had gain on asset disposals of $757 for the sale of used kitchen equipment, depreciation of $8,429 and general and administrative expenses of
$45,957.   General and administrative expenses consisted of basic
operating expenses. The decrease in general and administrative expenses was the due to decreased operations resulting in minimal costs. Our general and administrative expenses were the single largest item of our operating expenses. The major components of these general and administrative expenses were legal fees, accounting, transfer agent and insurance in 2010 and legal fees, accounting, officer salary, transfer agent fees and insurance in 2009.

Other Income

We recognized other income of $50,685 and $8,350, respectively, for the years ended September 30, 2010 and 2009. For the year ended September 30, 2010 other income was comprised of a finder's fee related to the sale of an affiliated company to a non-related third party. For the year ended September 30, 2009 other income was comprised of management fees relating to the management of the food and beverage operations of Swing at Dalton Ranch.

Liquidity and Capital Resources
-------------------------------
As of September 30, 2010, we had cash or cash equivalents of $7,758, compared to cash or cash equivalents of $830 as of September 30, 2009. Due to the lack of revenue for the years ended September 30, 2010 and 2009 the company had working capital deficits of $88,796 and $108,034, respectively.

Cash flows provided by investing activities were $7,000 resulting from proceeds from asset disposals for the year ended September 30, 2010 compared to cash flows provided by investing activities of $2,500 for the year ended September 30, 2009 also resulting from proceeds from asset disposals.

For the year ended September 30, 2010, cash flows used in financing activities consisted of proceeds from borrowings on notes payable of $8,561 and payments on notes payable of $34,724. As a result, net cash used in financing activities of $26,163 for the year ended September 30, 2010.

For the year ended September 30, 2009, cash flows provided by financing activities consisted of proceeds from borrowings on notes payable of $78,515 and payments on notes payable of $26,009. As a result, net cash provided by financing activities of $52,506 for the year ended September 30, 2009.

At this time, we have no other resources on which to get cash if needed without his assistance and no definitive plans to raise additional capital.

Our principal source of liquidity is currently from our financing activities and historically from our operations. Our business activity is closely tied to the economy of Colorado and the U.S. economy. A slow down in entertaining activity will have a negative impact to our
business.  We try to operate with minimal overhead.   Our primary
activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur.

Plan of Operation
-----------------
Currently, we are conducting business in only one location in the Durango, Colorado area. In addition we plan on expanding our operations to include retail food products. The registrant is also seeking a company or companies that it can acquire or with which it can merge.
If we are not successful in our operations we will be faced with several options:

   1. Cease operations and go out of business;
   2. Continue to seek alternative and acceptable sources of capital;
   3. Bring in additional capital that may result in a change of control; or
   4. Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

Our recent public offering provided sufficient capital in the short
term for our past level of operations.   However, we anticipate needing
to raise additional capital resources in the next twelve months. At this time we have no other resources on which to get cash if needed without their assistance and no definitive plans to do raise additional capital.

Proposed Milestones to Implement Business Operations
----------------------------------------------------
At the present time, we are operating from one location in the Durango, Colorado area. We estimate that we must generate at least $5,000 in revenue per month to be profitable. We generated less than $1,000 in revenue per month for the fiscal years ended September 30, 2010 and 2009.

We anticipate the need to raise additional capital resources in the next twelve months unless we are more successful than we have anticipated. We expect the source of such funding to be generated internally or through financing from the offering of debt or equity securities.

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

In the next 12 months, we do not intend to spend any substantial funds to purchase any significant property or equipment.

Recently Issued Accounting Pronouncements
-----------------------------------------
We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Seasonality
-----------
We have found that our sales are impacted by seasonal demands for our services, with greater sales coming at the end of the calendar year and around major holidays.

Critical Accounting Policies
----------------------------
Accounts receivable
The registrant reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2010 and 2009, the registrant had no allowance for doubtful accounts.

Property and equipment
Property and equipment are recorded at cost and depreciated over each item's estimated useful life, which is five years for vehicles, computers and other items.

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

Income tax
The registrant accounts for income taxes on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Financial Instruments
The carrying value of the registrant's financial instruments, including cash trade accounts payable and notes payable. Due to the short-term nature of these financial instruments, the registrant believes, that the carrying values as reported in the accompanying balance sheets, approximates fair value.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kurrant Food Enterprises, Inc.
Index to the Consolidated Financial Statements

Report of Independent Registered                         13
 Public Accounting Firms
Consolidated Balance Sheets                              15
Consolidated Statements of Operations                    16
Consolidated Statements of Stockholders' Deficit         17
Consolidated Statements of Cash Flows                    18
Notes to Consolidated Financial Statements               19

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kurrant Food Enterprises, Inc.
Durango, Colorado

We have audited the accompanying consolidated balance sheet of Kurrant Food Enterprises, Inc. (the "Company"), as of September 30, 2010, the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of and for the year ended September 30, 2009 were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kurrant Food Enterprises, Inc. as of September 30, 2010 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and an accumulated deficit.
Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GBH CPA's, PC
Houston, Texas
December 16, 2010

                        RONALD R. CHADWICK, P.C.
                      Certified Public Accountant
                   2851 South Parker Road, Suite 720
                         Aurora, Colorado 80014
                        Telephone: (303) 306-1967
                           Fax: (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kurrant Food Enterprises, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of Kurrant Food Enterprises, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kurrant Food Enterprises, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado                    /s/Ronald R. Chadwick, P.C.
January 5, 2010                    ----------------------------
                                   Ronald R. Chadwick, P.C.

                      KURRANT FOOD ENTERPRISES, INC.
                       CONSOLIDATED BALANCE SHEETS

                                      September 30,     September 30
                                           2010              2009
                                      --------------     -------------
ASSETS
  Current assets
    Cash                                 $  7,758          $    830
    Prepaid expenses and other
     current assets                         3,000                 -
                                         --------          --------
      Total current assets                 10,758               830

  Property and equipment, net of
   accumulated depreciation of $19,427
   and $30,396                                619            13,226
                                         --------          --------
  Total Assets                           $ 11,377          $ 14,056
                                         ========          ========
LIABILITIES & STOCKHOLDERS' DEFICIT
  Current liabilities
    Accounts payable and accrued
      liabilities                       $   1,955         $   1,670
    Notes payable-related party            97,599           104,022
    Current portion of Notes payable            -             3,172
                                         --------          --------
      Total current liabilities            99,554           108,864
                                         --------          --------
  Notes payable, net of current
   portion                                      -             7,892
                                        ---------         ---------
                                                -             7,892
                                         --------          --------
  Total Liabilities                        99,554           116,756
                                         --------          --------
STOCKHOLDERS' DEFICIT
    Preferred stock, $.10 par value;
     1,000,000 shares authorized;
     none issued and outstanding               -                 -
    Common stock, $.001 par value;
     50,000,000 shares authorized;
     12,667,533 shares issued and
     outstanding                           12,667            12,667
    Additional paid in capital            249,771           249,771
    Accumulated deficit                  (350,615)         (365,138)
                                        ---------         ---------
  Total Stockholders' Deficit             (88,177)         (102,700)
                                        ---------         ---------
  Total Liabilities and Stockholders'
   Deficit                              $  11,377         $  14,056
                                        =========         =========

            The accompanying notes are an integral part
              of these consolidated financial statements.

                    KURRANT FOOD ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                Year Ended          Year Ended
                            September 30, 2010  September 30, 2009
                            ------------------  ------------------
Revenues                       $  3,965             $  2,851

Operating expenses:
 Gain on asset disposals         (1,498)                (757)
 Depreciation                     7,104                8,429
 General and administrative      24,977               45,957
                               --------             --------
                                 30,583               53,629
                               --------             --------
Loss from operations            (26,618)             (50,778)
                               --------             --------
Other income (expense):
 Other income                    50,685                8,350
 Interest expense                (9,544)             (10,771)
                               --------             --------
                                 41,141               (2,421)
                               --------             --------
Income (loss) before
  provision (benefit)
  for income taxes               14,523              (53,199)

Provision (benefit) for
 income tax                           -                    -
                               --------             --------
Net income (loss)              $ 14,523             $(53,199)
                               ========             ========
Net income (loss) per share
 (Basic and fully diluted)     $   0.00             $   0.00
                               ========             ========
Weighted average number of
 common shares outstanding   12,667,533           12,667,533
                             ==========           ==========

            The accompanying notes are an integral part
             of these consolidated financial statements.

                     KURRANT FOOD ENTERPRISES, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED SEPTEMBER 30, 2010 and 2009

                          Common Stock
                          ------------        Additional                    Total
                                  Par $.001     Paid in    Accumulated   Stockholders'
                      Shares        Amount      Capital      Deficit       Deficit
                      ------      ---------   ----------   -----------   ------------
Balances at
 September 30, 2008  12,667,533   $ 12,667    $249,771     $(311,939)     $ (49,501)
Net Loss                      -          -           -       (53,199)       (53,199)
                     ----------   --------    --------     ---------      ---------
Balances at
 September 30, 2009  12,667,533   $ 12,667    $249,771     $(365,138)     $(102,700)
Net income                    -          -           -        14,523         14,523
                     ----------   --------    --------     ---------      ---------
Balances at
 September 30, 2010  12,667,533   $ 12,667    $249,771     $(350,615)     $ (88,177)
                     ==========   ========    ========     =========      =========

            The accompanying notes are an integral part
             of these consolidated financial statements.

                      KURRANT FOOD ENTERPRISES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended          Year Ended
                                             September 30, 2010  September 30, 2009
                                             ------------------  ------------------
Cash Flows From Operating Activities:
  Net income (loss)                             $  14,523              $ (53,199)
  Adjustments to reconcile net loss to
   net cash provided by (used for)
   operating activities:
    Depreciation                                    7,104                  8,429
    Gain on asset disposals                        (1,498)                  (757)

Changes in working capital:
    Accounts receivable                                 -                  1,335
    Prepaid expenses and other current
     assets                                        (3,000)                     -
    Accounts payable and accrued liabilities        8,962                (10,447)
                                                ---------              ---------
      Net cash provided by (used for)
       operating activities                        26,091                (54,639)
                                                ---------              ---------
Cash Flows From Investing Activities:
  Proceeds from asset disposals                     7,000                  2,500
                                                ---------              ---------
  Net cash provided by (used for)
   investing activities                             7,000                  2,500
                                                ---------              ---------
Cash Flows From Financing Activities:
  Proceeds from borrowing on notes payable          8,561                 78,515
  Payments on notes payable                       (34,724)               (26,009)
                                                ---------              ---------
      Net cash provided by (used for)
       financing activities                       (26,163)                52,506
                                                ---------              ---------
 Net Increase In Cash                               6,928                    367

 Cash At The Beginning Of The Period                  830                    463
                                                ---------              ---------
 Cash At The End Of The Period                  $   7,758              $     830
                                                =========              =========

Supplemental Disclosure
-----------------------
 Cash paid for interest                         $     668              $     815
 Cash paid for income taxes                     $       -              $       -

            The accompanying notes are an integral part
             of these consolidated financial statements.

                    KURRANT FOOD ENTERPRISES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Kurrant Food Enterprises, Inc. (the "Company"), was incorporated in the State of Colorado on May 3, 2005. The Company was formed to act as a holding corporation for its wholly owned subsidiary, Kurrant Cuisine Enterprises, Inc., a Colorado corporation engaged in the food catering business. The Company is also seeking a company or companies that it can acquire or with which it can merge.

Going concern
At September 30, 2010, the Company has a working capital deficit and an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To continue as a going concern, the Company will need to raise additional capital through the issuance and sale of debt or equity securities or obtain financing from related parties or financial institutions. There is no assurance that the Company can raise additional capital through the issuance of debt or equity securities or potential lenders will extend offers with terms that are acceptable to the Company.

Principles of consolidation
The accompanying consolidated financial statements include the accounts of Kurrant Food Enterprises, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable
The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2010 and 2009 the Company had no allowance for doubtful accounts.

Property and equipment
Property and equipment are recorded at cost and depreciated over each item's estimated useful life, which is five years for vehicles, computers and other items.

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

Income tax
The Company accounts for income taxes on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share
The net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. The Company had no dilutive securities as of September 30, 2010 and 2009.

Financial Instruments
The carrying value of the Company's financial instruments, including cash trade accounts payable and notes payable. Due to the short-term nature of these financial instruments, the Company believes, that the carrying values as reported in the accompanying balance sheets, approximates fair value.

Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

                        KURRANT FOOD ENTERPRISES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

                               September 30,       September 30,
                                   2010                 2009
                               ------------        ------------
Vehicles                        $  15,648            $  39,224
Furniture and fixtures              1,486                1,486
Computers                           2,495                2,495
Other                                 417                  417
                                ---------            ---------
                                   20,046               43,622

Less accumulated depreciation     (19,427)             (30,396)
                                ---------            ---------
Net property and equipment      $     619            $  13,226
                                =========            =========

NOTE 3. NOTES PAYABLE

At September 30, 2010 and 2009, the Company had a $0 and $11,065, respectively, note payable balance outstanding to a finance company. The proceeds from the note payable were used to finance the purchase of Company equipment. The note payable was collateralized by the Company equipment, was guaranteed by a Company officer, bore interest at 8.9% per annum, and had an original maturity date in November 2012, with principal and interest payments of $335 per month. As a result of the sale and disposal of the collateralized equipment during 2010, the Company repaid the note payable.

At September 30, 2010 and 2009, the Company had $97,599 and $104,022 in notes payable and accrued interest owed to an officer and another related party. The proceeds from the notes payable were used to finance the operations of the Company. The notes payable are unsecured, bear interest at 15% per annum, and are due on demand. Interest expense on those notes payable was $9,544 and $10,771 in 2010 and 2009, respectively, with accrued interest payable of $17,960 and $9,285 at September 30, 2010 and 2009, respectively.

                        KURRANT FOOD ENTERPRISES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES

Net deferred tax assets consist of the following components:

                                     September 30,     September 30,
                                         2010              2009
                                     ------------      ------------

Deferred tax asset                   $    119,209      $    124,147
Valuation allowance                      (119,209)         (124,147)
                                     ------------      ------------
Net deferred tax asset               $          -      $          -
                                     ============      ============

Deferred tax assets at September 30, 2010, consist primarily of net operating loss carryforwards. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations as follows:
                                       Year Ended        Year Ended
                                      September 30,     September 30,
                                      ------------      ------------
Computed tax at the statutory
 rate of 34%                          $   4,938          $ (18,088)
Change in valuation allowance            (4,938)            18,088
                                      ---------          ---------
Net deferred tax assets               $       -          $       -
                                      =========          =========

The Company has accumulated net operating loss carryovers of approximately $350,000 as of September 30, 2010 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years. The tax losses begin to expire in 2026 to 2029. The fiscal years 2007 through 2009 remain open to examination by federal tax authorities and other tax jurisdictions.

NOTE 5. RELATED PARTY TRANSACTIONS
Office space and management services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows:

In August 2010 (amended in November 2010), the Company entered into a non-binding letter of intent and share exchange agreement with Shandong Zhidali Industrial Co., Ltd., a People's Republic of China Corporation. Shandong Zhidali will acquire approximately 95% of the Company's common shares, resulting in a change in control. Shandong Zhidali manufactures electronic equipment in China. Consummation of the Merger Transactions is subject to, among other customary closing conditions, the consent of the majority owners of Shandong Zhidali Industrial Co., Ltd. The contemplated share exchange agreement has not been consummated as of the date of the issuance of these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, (chief executive officer and chief financial officer), evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon management's assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of September 30, 2010, our internal control over financial reporting were ineffective due to the material weaknesses described below.

   1) The registrant did not sufficiently segregate duties over incompatible functions. The registrant's inability to sufficiently segregate duties is due to a small number of personnel.

   2) In conjunction with the lack of segregation of duties, the registrant did not institute specific anti-fraud controls. While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account.

Under the rules promulgated by the US Securities and Exchange Commission, the term "material weakness" means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a reasonable possibility that a material misstatement could occur.

Inherent Limitations over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our chief executive officer and chief accounting officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have not been any changes in the registrant's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Our director and executive officer, his age and positions held with us as of December 28, 2010 are as follows:

NAME                      AGE              POSITION HELD
----                      ---              -------------
Christopher Bell                          President, Chief Executive
194 Hermosa Circle                       Officer, Secretary Treasurer
Durango, Colorado 80205    33             and Chief Financial Officer

The person named above is expected to hold said offices/positions until the next annual meeting of our stockholders. He cannot be considered to be an independent director.

Background Information about Our Officers and Directors
-------------------------------------------------------
Christopher Bell has been the president, chief executive officer, treasurer, chief financial officer and a director of our company since inception in May, 2005. Mr. Bell became our secretary in 2008. In college, Mr. Bell worked for two years at Strater Hotel in Durango, Colorado, from 1997 to 1999. From 1999 to 2001, Mr. Bell was a sous chef at E.O.'s Chop House in Durango, CO, a 4 star rated restaurant. From 2002 to 2005, Mr. Bell worked for Footers Catering, a catering company in Denver, Colorado as the executive chef until co-founding our company. Mr. Bell received a B.A. in business administration and tourism and resort management at Fort Lewis College in Durango, CO.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, our officers, directors and 10% control persons have not complied with applicable Section 16(a) filing requirements during the year ended September 30, 2010.

Code of Ethics Policy
---------------------
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance
--------------------
There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification
---------------
The registrant shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Colorado, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the registrant, or served any other enterprise as director, officer or employee at the request of the registrant. The board of directors, in its discretion, shall have the power on behalf of the registrant to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.


ITEM 11. EXECUTIVE COMPENSATION

Until December 31, 2009, Mr. Bell received a fixed salary of $4,000 per month. Since January 1, 2010, Mr. Bell has not received any further compensation.

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


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 28, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual directors and (iii) our officers and directors as a group. A total of 12,667,533 common shares were issued and outstanding as of December 28, 2010.

Name and Address                           No. of
 Beneficial                                Shares       Percentage
 Owner                                     Owned       of Ownership
----------------                           ------      ------------
Christopher Bell                         10,100,000         79.7%
194 Hermosa Circle
Durango, Colorado  80205

All Officers and                         10,100,000         79.7%
Directors as a Group
(one person)




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At September 30, 2010 and 2009, the registrant had $97,599 and $104,022 in notes payable and accrued interest owed to an officer, and another related party. The proceeds from the notes payable were used to finance the operations of the registrant. The notes payable are unsecured, bear interest at 15% per annum, and are due on demand. Interest expense on those notes payable was $9,544 and $10,771 in 2010 and 2009, respectively, with accrued interest payable of $17,960 and $9,285 at September 30, 2010 and 2009, respectively.

Office space and management services provided without charge by the sole officer and director of the registrant. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of GBH CPAs, PC currently serves as the registrant's independent accountants. They have served as our independent registered public accounting firm since September 2010. Our previous auditor was Ronald R. Chadwick, P.C., Certified Public Accountant.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The board of directors of the registrant, in its discretion, may direct the appointment of different public accountants at any time during the year, if the board believes that a change would be in the best interests of the stockholders. The board of directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the registrant's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees: The aggregate fees, including expenses, in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the reviews of our financial information included in our annual report on Form 10-K and our quarterly reports on Form 10-Q during the fiscal years ending September 30, 2010 and 2009 were approximately $11,000 and $12,000, respectively.

Part IV

ITEM 15. EXHIBITS

 The following of exhibits are filed with this report:

(31) 302 certification

(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    December 28, 2010

Kurrant Food Enterprises, Inc.

/s/Christopher Bell
------------------------------
By: Christopher Bell, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Christopher Bell          CEO/CFO/Controller/Director   12/28/10
------------------------
Christopher Bell