Form 10-Q
period 2010-12-31
KURRANT FOOD ENTERPRISES, INC.
filed 2011-02-10
CIK 1346352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52210

KURRANT FOOD ENTERPRISES, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-3902781
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

194 Hermosa Circle Durango, Colorado	81301
(Address of principal executive offices)	(zip code)

(303) 349-9616
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files.
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and
"small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                         Accelerated filer ☐
Non-accelerated filer    ☐                                                         Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of February 9, 2011, registrant had outstanding 12,667,533 shares of the registrant's common stock.

FORM 10-Q
KURRANT FOOD ENTERPRISES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2010	2010
ASSETS

Current assets
Cash	$2,790	$7,758
Prepaid expenses	-	3,000
Total current assets	2,790	10,758

Property and equipment, net	566	619

Total Assets	$3,356	$11,377

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued payables	$-	$1,955
Notes payable - current - related party	-	97,599
Total current liabilities	-	99,554

Total Liabilities	-	99,554

Stockholders' Equity (Deficit)
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized;
12,667,533 shares issued and outstanding	12,667	12,667
Additional paid in capital	349,771	249,771
Accumulated deficit	(359,082)	(350,615)

Total Stockholders' Equity (Deficit)	3,356	(88,177)

Total Liabilities and Stockholders' Equity (Deficit)	$3,356	$11,377

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2010	December 31, 2009

Revenues	$-	$1,325

Operating expenses:
Depreciation	53	2,107
General and administrative	7,392	1,824
	7,445	3,931

Loss from operations	(7,445)	(2,606)

Other expense:
Interest expense	(1,022)	(2,600)
	(1,022)	(2,600)
Loss before
provision for income taxes	(8,467)	(5,206)

Provision for income taxes	-	-

Net loss	$(8,467)	$(5,206)

Net loss per share
(Basic and diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding, basic and diluted	12,667,533	12,667,533

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2010	December 31, 2009

Cash Flows From Operating Activities:
Net loss	$(8,467)	$(5,206)

Adjustments to reconcile net loss to
net cash used by
operating activities:
Depreciation	53	2,107
Prepaid expenses	3,000	-
Accrued payables	(1,955)	(762)
Net cash used in
operating activities	(7,369)	(3,861)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used in)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT FOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	December 31, 2010	December 31, 2009

Cash Flows From Financing Activities:
Paid in capital	100,000
Notes payable - borrowings	-	3,256
Notes payable - payments	(97,599)	-
Net cash provided by
financing activities	2,401	3,256

Net Decrease In Cash	(4,968)	(605)

Cash At The Beginning Of The Period	7,758	830

Cash At The End Of The Period	$2,790	$225

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$18,983	$240
Cash paid for income taxes	$-	$-

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

At December 31, 2010, the Company has an accumulated deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need to raise additional capital through the issuance and sale of debt or equity securities or obtain financing from related parties or financial institutions. There is no assurance that the Company can raise additional capital through the issuance of debt or equity securities or potential lenders will extend offers with terms that are acceptable to the Company.

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

Financial Instruments
The carrying value of the Company’s financial instruments, including cash trade accounts payable and notes payable. Due to the short-term nature of these financial instruments, the Company believes, that the carrying values as reported in the accompanying balance sheets, approximates fair value.

Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	December 31, 2010	September 30, 2010
Vehicles	$15,648	$15,648
Furniture and fixtures	1,486	1,486
Computers	2,495	2,495
Other	417	417
	20,046	20,046
Less accumulated depreciation	(19,480)	(19,427)
Net property and equipment	$566	$619

NOTE 3. NOTES PAYABLE

At December 31, 2010 and September 30, 2010, the Company had $0 and $97,599 in notes payable and accrued interest owed to an officer, and another related party. The proceeds from the notes payable were used to finance the operations of the Company. The notes payable are unsecured, bore interest at 15% per annum, and were due on demand.

The $97,599 in notes payable and accrued interest were paid in full from a $100,000 payment that was made to the Company from Shandong Zhidali Industrial Co., Ltd. upon the signing of the Amendment to the Non-Binding Letter of Intent dated November 2010 (See Note 4. Subsequent Events). The $100,000 payment was recorded on the Company’s books as additional paid in capital because the payment was non-refundable upon receipt and the Company had no obligation to re-pay the money in the event the transaction did not occur.

KURRANT FOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. The following material subsequent events required additional disclosure in these financial statements. Details of these events are as follows:

In August 2010 (amended in November 2010), the Company entered into a non-binding letter of intent and share exchange agreement with Shandong Zhidali Industrial Co., Ltd., a People’s Republic of China Corporation. Consummation of the Merger Transactions is subject to, among other customary closing conditions, the consent of the majority owners of Shandong Zhidali Industrial Co., Ltd. The contemplated share exchange agreement has not been consummated as of the date of the issuance of these financial statements.

On January 3, 2011, Yang Zhi Qiang purchased 10,175,000 shares of the issued and outstanding stock of the Company from three shareholders for a total aggregate amount of $225,000. The total of 10,175,000 shares represents 80% of the outstanding common stock of the Company.

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

Results of Operations

The following discussion involves our results of operations for the three months ended December 31, 2010 and December 31, 2009. For the three months ended December 31, 2010, we had sales $0 compared to sales of $1,325 for the three months ended December 31, 2009.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for all periods presented were $0.

The difference between total sales and costs of goods is gross profit. Our gross profit for the three months ended December 31, 2010 was $0. Our gross profit for the three months ended December 31, 2009 was $1,325.  Within the past year, we have moved more to providing consulting activities, which are reflected in the lack of cost of goods sold.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended December 31, 2010 was $7,445. Operating expenses for the three months ended December 31, 2009 was $3,931. The major component of these general and administrative expenses were payments to independent contractors, salaries and associated payroll costs and professional fees.  While our general and administrative expenses will continue to be our largest expense item, this expense has decreased as we continue to develop efficiencies in our operations.

We had a net loss of $8,467, or $(0.00) per share, for the three months ended December 31, 2010, compared to a net loss of $5,206, or $(0.00) per share, for the three months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had cash or cash equivalents of $2,790, compared to cash or cash equivalents of $225 at December 31, 2009.

Net cash used in operating activities was $7,369 for the three months ended December 31, 2010 compared to net cash used for operating activities of $(3,861) for the three months ended December 31, 2009.

For the three months ended December 31, 2010 and 2009, we did not pursue any investing activities.
For the three months ended December 31, 2010, we had paid in capital from a $100,000 payment that was made to the Company from Shandong Zhidali Industrial Co., Ltd. upon the signing of the Amendment to the Non-Binding Letter of Intent dated November 2010. The $100,000 payment was recorded on the Company’s books as additional paid in capital because the payment was non-refundable upon receipt and the Company had no obligation to re-pay the money in the event the transaction did not occur, and payments on notes payable of $97,599 resulting in net cash provided by financing activities of $2,401.

For the three months ended December 31, 2009, we had notes payable- borrowings of $3,256 and notes payable - payments of $0 resulting in net cash provided by financing activities of $3,256.

To date, our revenue has been minimal.  We believe that our last public offering and borrowings will continue to provide sufficient capital in the short term for our current level of operations, in light of the non-binding letter of intent that we entered into with Shandong Zhidali Industrial Co., Ltd. If this transaction does not occur, we may need additional funding to continue our operations and may need to conduct needing financing or  raise additional capital in the next twelve months.

Until the current operations become cash flow positive on a consistent basis, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance.

Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Durango and the U.S. economy. A slow-down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

Due to the lack inconsistency of our business and the lack of success that we have had in this business, in November 2010, we entered into a non-binding letter of intent to enter into a reverse merger with a Chinese operating company. We do not have definitive terms and not binding agreements have been signed, however, in the event that we do agree on definitive terms, we will cease our current operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies

ITEM 4T. CONTROLS AND PROCEDURES

During the quarter ended December 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2010.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

In August 2010 (amended in November 2010), the Company entered into a non-binding letter of intent and share exchange agreement with Shandong Zhidali Industrial Co., Ltd., a People’s Republic of China Corporation. Consummation of the Merger Transactions is subject to, among other customary closing conditions, the consent of the majority owners of Shandong Zhidali Industrial Co., Ltd. The contemplated share exchange agreement has not been consummated as of the date of the issuance of these financial statements.

On January 3, 2011, Yang Zhi Qiang purchased 10,175,000 shares of the issued and outstanding stock of the Company from three shareholders for a total aggregate amount of  $225,000. The total of 10,175,000 shares represents 80% of the outstanding common stock of the Company.

ITEM 6.     EXHIBITS

Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2011	By:	/s/ Christopher Bell
Christopher Bell
President, Chief Executive Officer and Chief Financial Officer